Form 10-Q
period 2009-06-30
CENTEX CORP
filed 2009-08-05
CIK 18532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO ______________

Commission File Number:  1-6776

CENTEX CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	75-0778259
(State of incorporation)	(I.R.S. Employer Identification No.)

2728 N. Harwood, Dallas, Texas  75201
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on July 22, 2009:  125,319,612 shares of common stock, par value $ .25 per share.

Centex Corporation and Subsidiaries

Form 10-Q Table of Contents

June 30, 2009

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Centex Corporation and Subsidiaries
Statements of Consolidated Operations
(Dollars in thousands, except per share data)
(unaudited)

	For the Three Months Ended June 30,
	2009	2008
Revenues
Home Building:
Housing	$544,584	$1,032,191
Land Sales and Other	6,518	17,508
	551,102	1,049,699
Financial Services	22,871	76,423
	573,973	1,126,122
Cost of Revenues
Home Building:
Housing	480,584	909,320
Land Sales and Other	222,255	88,262
	702,839	997,582
Financial Services	2,095	4,725
	704,934	1,002,307

Selling, General and Administrative Expenses	155,114	290,485

Loss from Unconsolidated Entities	15,267	20,297

Interest Expense	26,355	6,180

Interest and Other Income	5,478	10,400

Loss from Continuing Operations Before Income Taxes	(322,219)	(182,747)
Income Tax Benefit	407,334	13,635

Earnings (Loss) from Continuing Operations	85,115	(169,112)
Earnings from Discontinued Operations, net of Tax Provision of $0 and $20,231	–	19,013

Net Earnings (Loss)	$85,115	$(150,099)

Basic and Diluted Earnings (Loss) Per Share
Continuing Operations	$0.68	$(1.36)
Discontinued Operations	–	0.15
	$0.68	$(1.21)
Average Shares Outstanding
Basic	123,724,483	124,231,358
Dilutive Securities:
Other	68,528	–
Diluted	123,793,011	124,231,358

Cash Dividends Per Share	$–	$0.04

See Notes to Consolidated Financial Statements.

Centex Corporation and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands)
(unaudited)

	June 30, 2009	March 31, 2009
Assets
Cash and Cash Equivalents	$1,443,365	$1,364,556
Restricted Cash	454,834	403,992
Receivables -
Mortgage Loans, net	187,360	214,179
Taxes, Trade and Other, including Notes of $18,955 and $20,045	143,239	375,762
Inventories -
Direct Construction	882,914	898,129
Land Under Development	1,567,335	1,792,349
Land Held for Development and Sale	438,527	470,561
Land Held Under Option Agreements Not Owned	99,294	107,614
Other	19,385	21,134
Investments in Joint Ventures	127,839	136,504
Property and Equipment, net	21,076	24,813
Other Assets -
Deferred Income Taxes, net	37,587	–
Goodwill	9,933	9,933
Deferred Charges and Other, net	92,842	98,588
	$5,525,530	$5,918,114
Liabilities and Stockholders’ Equity
Accounts Payable	$113,089	$96,749
Accrued Liabilities	1,197,463	1,618,775
Senior Notes and Other Debt	3,106,122	3,104,872
Financial Services Mortgage Warehouse Facilities	49,038	119,052
Commitments and Contingencies
Stockholders’ Equity -
Preferred Stock, Authorized 5,000,000 Shares, None Issued	–	–
Common Stock, $.25 Par Value; Authorized 300,000,000 Shares; Outstanding 125,319,612 and 124,437,033 Shares	32,149	31,940
Capital in Excess of Par Value	87,935	87,341
Noncontrolling Interests	53,462	60,852
Retained Earnings	1,052,108	966,993
Treasury Stock, at Cost; 3,276,380 and 3,323,454 Shares	(165,836)	(168,460)
Total Stockholders’ Equity	1,059,818	978,666
	$5,525,530	$5,918,114

See Notes to Consolidated Financial Statements.

Centex Corporation and Subsidiaries
Statements of Consolidated Cash Flows
(Dollars in thousands)
(unaudited)

	For the Three Months Ended June 30,
	2009	2008
Cash Flows – Operating Activities
Net Earnings (Loss)	$85,115	$(150,099)
Adjustments
Depreciation and Amortization	5,167	11,586
Stock-based Compensation	4,068	6,587
Provision for Losses on Mortgage Loans	(2,379)	646
Impairments and Write-off of Assets	201,811	60,216
Deferred Income Tax (Benefit) Provision	(37,587)	36,419
Reduction in Liability for Uncertain Tax Positions	(370,794)	–
Loss of Joint Ventures	15,267	20,297
Distributions of Earnings of Joint Ventures	400	8,151
Gain (Loss) on Sale of Assets	154	(39,244)
Changes in Assets and Liabilities, Excluding Effect of Dispositions
(Increase) Decrease in Restricted Cash	(3,713)	1,279
Decrease in Taxes, Trade, Notes and Other Receivables	222,503	606,204
Decrease (Increase) in Mortgage Loans Held for Sale	17,347	(69,078)
Decrease in Direct Construction, Land Under Development and Land Held for Development and Sale	68,567	255,817
Decrease in Other Inventories	10,593	10,834
Decrease in Accounts Payable and Accrued Liabilities	(25,009)	(209,893)
Decrease in Other Assets, net	3,722	3,500
Other	260	(431)
	195,492	552,791
Cash Flows – Investing Activities
Payments received on (Issuance of) Notes Receivable	998	(1,350)
Decrease in Construction Loans	3,007	16,403
Investment in and Advances to Joint Ventures	(4,659)	(40,528)
Distributions of Capital from Joint Ventures	118	396
Purchases of Property and Equipment, net	(275)	(1,352)
Proceeds from Dispositions	74	136,923
	(737)	110,492
Cash Flows – Financing Activities
Increase in Restricted Cash	(47,129)	–
Net Issuance (Repayment) of Senior Notes and Other Debt	1,201	(71,732)
Net (Repayment) Issuance of Financial Services Mortgage Warehouse Facilities	(70,014)	63,387
Proceeds from Stock Option Exercises	–	(1,569)
Excess Tax Benefit from Stock-Based Awards	–	126
Purchases of Common Stock, net	(4)	(8)
Dividends Paid	–	(4,942)
	(115,946)	(14,738)

Net Increase in Cash and Cash Equivalents	78,809	648,545
Cash and Cash Equivalents at Beginning of Period (1)	1,364,556	586,838
Cash and Cash Equivalents at End of Period	$1,443,365	$1,235,383

See Notes to Consolidated Financial Statements.
(1)	Amount includes cash and cash equivalents of discontinued operations of $0 as of March 31, 2009 and $28 as of March 31, 2008.

Centex Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2009
(Unless otherwise indicated, dollars and shares in thousands, except per share data)
(unaudited)

(A)    SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Merger Transaction

The consolidated interim financial statements include the accounts of Centex Corporation and all subsidiaries and other entities in which Centex Corporation has a controlling interest (the “Company”).  Also, included in the consolidated financial statements are certain variable interest entities, as discussed in Note (D), “Inventories.”  The Company’s principal Home Building subsidiary is Centex Homes, a Nevada general partnership.  All significant intercompany balances and transactions have been eliminated.  The unaudited statements have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States have been condensed or omitted.

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

On April 7, 2009, the Company and Pulte Homes, Inc. (“Pulte”) entered into a definitive merger agreement pursuant to which the Company will merge with a wholly-owned subsidiary of Pulte, and survive the merger as a wholly-owned subsidiary of Pulte.  Under the terms of the agreement, the Company’s stockholders will receive 0.975 shares of Pulte common stock for each share of the Company’s common stock they own.  Upon closing of the transaction, Pulte stockholders will own approximately 68% of the combined company, and the Company’s stockholders will own approximately 32%.  Although the exchange ratio is fixed, and is not subject to adjustment prior to the date the merger is consummated, the value of the Pulte shares to be received by the Company’s stockholders will fluctuate with the market price of Pulte common stock until the merger is consummated.  The transaction is subject to approval by Pulte and the Company’s stockholders.  Pulte and the Company have scheduled their respective special meetings of stockholders for August 18, 2009 and, if stockholder approvals are obtained and other customary closing conditions are satisfied, expect to consummate the merger promptly thereafter.

Except for the matters disclosed in Note (M), “Subsequent Events,” the Company has determined that there were no subsequent events to recognize in these consolidated financial statements.  The Company has evaluated subsequent events through the time of filing this Form 10-Q on August 4, 2009.

Interest Expense

Interest expense relating to the Financial Services segment is included in Financial Services cost of revenues.  Home Building capitalizes interest incurred as a component of land under development’s inventory cost.  Capitalized interest is included in Home Building cost of revenues as related housing inventories are sold or otherwise charged to cost of revenues.  Due to the reduction in homebuilding inventories, the Company’s debt level exceeded its inventory subject to capitalization during the three months ended June 30, 2009 and 2008. As a result, a portion of the interest incurred during the three months ended June 30, 2009 and 2008 was charged directly to interest expense.

	For the Three Months Ended June 30,
	2009	2008

Total Interest Incurred	$55,167	$61,752
Less - Interest Capitalized	(27,059)	(51,269)
Financial Services Interest Expense	(1,753)	(4,303)
Interest Expense, net	$26,355	$6,180
Capitalized Interest Charged to Home
Building Cost of Revenues	$37,106	$25,535

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

In accordance with the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), the Company recognizes in its financial statements the impact of tax return positions or future tax positions if it is more likely than not to prevail (defined as a likelihood of more than fifty percent of being sustained upon audit, based on the technical merits of the tax position).  Tax positions that meet the more likely than not threshold are measured (using a probability weighted approach) at the largest amount of tax benefit that has a greater than fifty percent likelihood of being realized upon settlement.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the financial statements as a component of the income tax provision.  The Company’s liability for unrecognized tax benefits combined with accrued interest and penalties is reflected as a component of accrued liabilities.  For additional information regarding the Company’s liability for unrecognized tax benefits, please refer to Note (J), “Income Taxes.”

Earnings Per Share

Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders (the “numerator”) by the weighted-average number of shares of common stock, par value $.25 per share, outstanding, including vested shares of restricted stock and vested restricted stock units (the “denominator”) for the period.  Diluted earnings (loss) per share are computed based upon the basic weighted-average number of shares plus the dilutive impact of the stock options, unvested shares of restricted stock and unvested restricted stock units.  Stock options, unvested shares of restricted stock and unvested restricted stock units are not considered in the diluted earnings (loss) per share calculation when the Company has a loss from continuing operations.

Effective April 1, 2009, the Company adopted FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”).  The Company’s unvested restricted stock contains nonforfeitable rights to dividends and, therefore, under FSP EITF 03-6-1, is a participating security that is included in the computation of earnings per share pursuant to the two-class method.  FSP EITF 03-6-1 was retrospectively applied, but it did not have an impact on the per share amounts previously disclosed for the three months ended June 30, 2008.  The following table presents the calculation of earnings per share of common stock for the three months ended June 30, 2009:

Net Earnings	$85,115
Earnings attributable to Unvested Restricted Stock	(871)
Net Earnings available to Common Stockholders	$84,244

Basic and Diluted Earnings Per Share	$0.68

Average Shares Outstanding
Basic	123,724,483
Diluted	123,793,011

Stock-Based Employee Compensation Arrangements

The Company accounts for its stock-based compensation arrangements in accordance with the provisions of SFAS No. 123(R), “Share-Based Payment” (“SFAS 123R”).  The following information represents the Company’s grants of stock-based compensation to employees and directors during the three months ended June 30, 2009 and the year ended March 31, 2009:

Period of Grant	Grant Type	Number of Shares Granted	Fair Value of Grant

For the year ended March 31, 2009	Stock Options	1,827.0	$14,072.9
	Restricted Stock Units	375.2	$8,265.7
	Restricted Stock	663.0	$9,699.8

For the three months ended June 30, 2009	Restricted Stock Units	278.5	$2,612.2
	Restricted Stock	835.5	$7,837.0

The Company recognizes compensation expense of a stock-based award over the vesting period based on the fair value of the award on the grant date, net of estimated forfeitures.  The fair value of stock units and restricted stock are based on the fair market value of the Company’s stock on the date of grant, while the fair value of stock options granted is calculated under the Black-Scholes option-pricing model.  If the merger with Pulte is consummated, the restricted stock units awarded during the quarter ended June 30, 2009 will be forfeited in their entirety with no additional payments to the holders.

In addition to the stock-based awards in the above table, the Company issued to officers and employees during the first quarter of fiscal years 2009 and 2008 long-term performance awards that vest after three years. These awards will be settled in cash and adjusted based on the Company’s performance relative to its peers in total stockholder return (fiscal year 2009 awards) and in earnings per share growth and return on equity (fiscal year 2008 awards), as well as changes in the Company’s stock price between the date of grant and the end of the performance period.  The Company’s fiscal year 2008 awards are valued using management’s estimate of future earnings per share growth, return on equity and changes in stock price.  The Company’s fiscal year 2009 awards are valued using a lattice model.  The awards granted in fiscal year 2008 had an initial aggregate value of $18.9 million and have been adjusted to an aggregate value of $1.4 million as of June 30, 2009.  The awards granted in fiscal year 2009 had an initial aggregate value of $28.3 million and have been adjusted to an aggregate value of $4.36 million as of June 30, 2009.  In accordance with the provisions of SFAS 123(R), these awards are accounted for as liability awards for which compensation expense will be recognized over the vesting period with a corresponding increase in accrued liabilities.

If the merger with Pulte is consummated, these awards would be paid out at target level (not the performance adjusted level) based on the Company’s stock price the day before the merger.

Statements of Consolidated Cash Flows – Supplemental Disclosures

In accordance with the provisions of SFAS No. 95, “Statement of Cash Flows,” the Statements of Consolidated Cash Flows have not been restated for discontinued operations.  For further information on the Company’s discontinued operations, see Note (L), “Discontinued Operations.”

The following table provides supplemental disclosures related to the Statements of Consolidated Cash Flows:

	For the Three Months Ended June 30,
	2009	2008

Cash Paid for Interest (1)	$59,794	$59,293
Net Cash Refund for Taxes	$(203,415)	$(625,105)

(1)	Amounts include capitalized interest.

As explained in Note (D), “Inventories,” pursuant to the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised (“FIN 46”), as of June 30, 2009 and March 31, 2009, the Company consolidated $56.4 million and $64.2 million, respectively, of land as inventory under the caption “land held under option agreements not owned.”  The Company also recorded $19.4 million as of June 30, 2009 and March 31, 2009 of lot option agreements as financing arrangements pursuant to the provisions of SFAS No. 49, “Accounting for Product Financing Arrangements” (“SFAS 49”).

In addition to the items noted above, transfers of mortgage loans between loan categories have been treated as non-cash items.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”).  Under the provisions of SFAS 160, a noncontrolling interest in a subsidiary, or minority interest, must be classified as equity and the amount of consolidated net income specifically attributable to the minority interest must be clearly identified in the statement of consolidated earnings.  SFAS 160 also requires consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling interest retained in a deconsolidation.  The Company adopted SFAS 160 as of April 1, 2009, and the retrospective presentation and disclosure requirements outlined by SFAS 160 have been incorporated into this report.  The adoption of SFAS 160 did not have a material impact on the Company’s consolidated financial statements.

In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008.  On April 1, 2009, the Company adopted SFAS No. 157 for these assets and liabilities.  The adoption of the Statement did not have a material impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, which clarifies that unvested share-based awards with a right to receive nonforfeitable dividends are participating securities for purposes of applying the two-class method of computing earnings per share.  This FSP was effective for the Company on April 1, 2009 and requires retrospective application.  The application did not have a material impact on the Company’s reported earnings per share.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”  The FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” to require disclosures about the fair value of financial instruments during interim reporting periods.  The FSP is effective for interim and annual periods ending after June 15, 2009, which is June 30, 2009 for the Company.  The Company has included the required disclosures into this Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.  The adoption of the FSP did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140” (“SFAS 166”).  SFAS 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets.  SFAS No. 166 is applicable for annual periods beginning after November 15, 2009 and interim periods therein and thereafter.  The Company is currently assessing the impact, if any, of SFAS 166 on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”).  SFAS 167 eliminates Interpretation 46(R)’s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary of a variable interest entity, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity.  SFAS No. 167 is effective for fiscal years beginning after November 15, 2009.  Earlier application is prohibited.  The first such reporting period for the Company will be the fiscal year beginning April 1, 2010.  The Company is currently assessing the impact, if any, of SFAS 167 on its consolidated financial statements.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (“Codification”) as the single source of authoritative nongovernmental U.S. GAAP launched on July 1, 2009.  The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative.  The Codification is effective for interim and annual periods ending after September 15, 2009.  The Codification is effective for the Company during the interim period ending September 30, 2009 and will not have an impact on the Company’s financial condition or results of operations.  The Company is currently evaluating the impact to its financial reporting process of providing Codification references in its public filings.

Reclassifications

Certain prior year balances have been reclassified to be consistent with the June 30, 2009 presentation.

(B)           STOCKHOLDERS’ EQUITY

A summary of changes in stockholders’ equity is presented below:

			Capital in			Treasury
	Common Stock		Excess of	Noncontrolling	Retained	Stock,
	Shares	Amount	Par Value	Interests	Earnings	at Cost	Total

Balance, March 31, 2009	124,437	$31,940	$87,341	$60,852	$966,993	$(168,460)	$978,666
Issuance of Restricted Stock and Restricted Stock Units	884	209	(3,474)	–	–	2,628	(637)
Stock Compensation	–	–	4,068	–	–	–	4,068
Purchase of Common Stock for Treasury	(1)	–	–	–	–	(4)	(4)
Changes in Agreements	–	–	–	(7,390)	–	–	(7,390)
Net Earnings	–	–	–	–	85,115	–	85,115

Balance, June 30, 2009	125,320	$32,149	$87,935	$53,462	$1,052,108	$(165,836)	$1,059,818

Noncontrolling interests are primarily related to land option agreements consolidated under FIN 46.  During the quarter ended June 30, 2009, the Company deconsolidated $4.9 million of noncontrolling interests related to the write-off of $0.4 million of option deposits included in Home Building Land Sales and Other Cost of Revenues in the accompanying Statements of Consolidated Operations.

(C)           MORTGAGE LOANS RECEIVABLE

Mortgage loans receivable consists of mortgage loans held for sale and other mortgage loans, net of their related allowances.  Mortgage loans held for sale represent mortgage loans originated by Financial Services, which will be sold to third parties.  Other mortgage loans include performing and nonperforming construction loans and other nonperforming mortgage loans.  Mortgage loans receivable consists of the following:

	As of
	June 30, 2009			March 31, 2009
	Gross	Allowance	Net	Gross	Allowance	Net

Mortgage Loans Held for Sale	$141,518	$(775)	$140,743	$153,416	$(837)	$152,579
Other Mortgage Loans	104,023	(57,406)	46,617	148,683	(87,083)	61,600
Mortgage Loans Receivable	$245,541	$(58,181)	$187,360	$302,099	$(87,920)	$214,179

Changes in the allowance for losses on mortgage loans receivable for the three months ended June 30, 2009 and the year ended March 31, 2009 were as follows:

	June 30, 2009	March 31, 2009 (1)

Balance at Beginning of Period	$87,920	$155,696
Provision for Losses	(2,379)	1,723
Charge-offs/Recoveries	(27,360)	(69,499)

Balance at End of Period	$58,181	$87,920

(1)	For the three months ended June 30, 2008, provision for losses and charge-offs/recoveries were $646 and $(14,383), respectively.

During the year ended March 31, 2008, Financial Services ceased originating new construction loans; however, it intends to fulfill its existing funding commitments.  As of June 30, 2009, Financial Services is committed, under existing construction loan agreements, to fund up to an additional $0.3 million.

The Company has established a liability for anticipated losses associated with mortgage loans originated and sold.  Please refer to Note (G), “Commitments and Contingencies,” for information on this reserve at June 30, 2009 and March 31, 2009.

(D)           INVENTORIES

For the three months ended June 30, 2009 and 2008, the Company recorded $200.6 million and $50.1 million, respectively, in land-related impairments, which is included in land sales and other cost of revenues in the accompanying Statements of Consolidated Operations.  For the three months ended June 30, 2009 and 2008, the Company recorded $2.2 million and $2.1 million, respectively, in real estate owned impairments.

Land Held for Development and Sale and Land Held Under Option Agreements Not Owned

The Company enters into land option purchase agreements.  Under the option agreements, the Company pays a stated deposit or posts a letter of credit in consideration for the right to purchase land at a future time, usually at predetermined prices.  These options generally do not contain performance requirements from the Company nor do they obligate the Company to purchase the land, and expire on various dates.  A summary of the Company’s land option agreements is provided below:

	As of
	June 30, 2009	March 31, 2009

Number of Land Option Agreements	61	55

Total Cash Deposits in Inventory	$26,774	$25,684
Letters of Credit	747	747
Total Invested through Deposits or Secured with Letters of Credit	$27,521	$26,431

Total Purchase Price of Land Option Agreements	$445,729	$476,974

A summary of the Company’s land held for development and sale and land held under option agreements not owned is provided below:

	As of June 30, 2009		As of March 31, 2009
	Land Held for Development and Sale	Land Held Under Option Agreements Not Owned	Land Held for Development and Sale	Land Held Under Option Agreements Not Owned

Cash Deposits	$8,137	$18,637	$6,397	$19,287
Pre-acquisition Development Costs	1,541	4,830	1,687	4,700
Remaining Purchase Price of Land
Options Recorded Pursuant to:
FIN 46 (1)	–	56,448	–	64,231
SFAS 49 (2)	–	19,379	–	19,396
Owned Land Held for Development and Sale (3)	428,849	–	462,477	–
	$438,527	$99,294	$470,561	$107,614

(1)
In accordance with the provisions of FIN 46, the Company is the primary beneficiary of certain option agreements to purchase land.  Land consolidated under FIN 46 is recorded with a corresponding increase to noncontrolling interests.  At June 30, 2009, eight land option agreements were consolidated pursuant to FIN 46.

(2)
As of June 30, 2009, the Company recorded two land option agreements as financing arrangements pursuant to the provisions of SFAS 49.  The remaining obligation under such financing arrangements is recorded in accrued liabilities.

(3)	Amount includes owned land, including development costs, that is not currently anticipated to be developed for more than two years and land that the Company intends to sell within one year.

The Company writes off deposits and pre-acquisition costs when it determines that it is probable the property will not be acquired.  Write-offs of land deposits and pre-acquisition costs were $1.3 million and $10.1 million for the three months ended June 30, 2009 and 2008, respectively.

(E)           GOODWILL

A summary of goodwill by segment is presented below:

	As of
	June 30, 2009	March 31, 2009
Home Building
Central	$4,569	$4,569
Total Home Building	4,569	4,569
Financial Services	5,364	5,364
Total	$9,933	$9,933

Goodwill represents the excess of purchase price over net assets of businesses acquired.  Goodwill is tested for impairment at the reporting unit level on an annual basis (January 1) or when management determines that due to certain circumstances the carrying amount of goodwill may not be recoverable.

(F)           INDEBTEDNESS

A summary of the Company’s debt, net of unamortized discounts as applicable, is presented below:

	As of
	June 30, 2009	March 31, 2009
Senior Notes (unsecured):
Senior Notes due September 2009 at 5.8%	$210,920	$210,920
Senior Notes due November 2010 at 4.55%	300,000	300,000
Senior Notes due February 2011 at 7.875%	392,495	392,495
Senior Notes due January 2012 at 7.5%	324,422	324,373
Senior Notes due August 2012 at 5.45%	295,000	295,000
Senior Notes due October 2013 at 5.125%	300,000	300,000
Senior Notes due May 2014 at 5.7%	350,000	350,000
Senior Notes due June 2015 at 5.25%	450,000	450,000
Senior Notes due May 2016 at 6.5%	480,000	480,000
Land Acquisition Notes and Other due through May 2017 (1)	3,285	2,084

Total Senior Notes and Other	3,106,122	3,104,872

Financial Services Mortgage Warehouse Facilities (secured) (2)	49,038	119,052

Total Debt	$3,155,160	$3,223,924

(1)	Weighted-average interest rates of 5.48% and 7.01% at June 30, 2009 and March 31, 2009, respectively.

(2)	Weighted-average interest rates of 2.79% and 2.72% at June 30, 2009 and March 31, 2009, respectively.

The weighted-average interest rates, including amortization of related issuance costs, for the Company’s debt during the three months ended June 30, 2009 and 2008 were:

	For the Three Months Ended June 30,
	2009	2008
Centex:
Senior Notes	6.05%	6.01%
Land Acquisition Notes and Other	5.47%	7.97%

Financial Services:
Mortgage Warehouse Facilities	6.43%	4.81%

Maturities of the Company’s senior notes and other are as follows:

For the Fiscal Years Ending March 31,

2010	$211,012
2011	692,607
2012	325,799
2013	296,364
2014	300,150
Thereafter	1,280,190
$3,106,122

As described in more detail below, the Company is required to maintain compliance with certain financial covenants in the Company’s multi-bank revolving credit facility.  At June 30, 2009, the Company was in compliance with its financial covenants under such facility.

As described in more detail below, Financial Services maintains a committed mortgage warehouse credit facility that contains various affirmative and negative covenants that are generally customary for a facility of this type.  At June 30, 2009, Financial Services was in compliance with its financial covenants under this facility.

Credit Facilities

The Company’s credit facilities and available capacity as of June 30, 2009 are summarized below:

	Credit Facilities	Available Capacity

Multi-Bank Revolving Credit Facility	$500,000	$196,639
Financial Services Secured Credit Facility	100,000	53,057

	$600,000	$249,696

The Company maintains a $500 million committed, unsecured, multi-bank revolving credit facility, maturing in July 2010 that provides funding for general corporate purposes and letters of credit.  Material covenants under the credit facility include a maximum leverage ratio, a minimum tangible net worth and a borrowing base limitation on the availability of borrowings.  The borrowing base limitation applies whenever the Company does not have an investment grade senior unsecured debt rating from at least two of the following rating agencies:  Standard & Poor’s (“S&P”), Moody’s Investors Service (“Moody’s”) and Fitch Ratings (“Fitch”).  At June 30, 2009, the Company did not have investment grade ratings and was therefore subject to the borrowing base limitation.  At June 30, 2009, the Company’s long-term debt ratings were BB-, Ba3 and BB from S&P, Moody’s and Fitch, respectively.  Under the borrowing base limitation, the sum of the net senior debt (as defined in the credit agreement), any amounts drawn on the revolving credit facility for direct borrowings and outstanding financial letters of credit cannot exceed an amount calculated based on applying certain percentages to various categories of unencumbered homebuilding inventory and other assets.  The Company had no amounts drawn on the revolving credit facility for direct borrowings at June 30, 2009 or at any time during the three months then ended.  As of June 30, 2009, the Company had $303.4 million of outstanding letters of credit under its facility, including $116.4 million of financial letters of credit.  Financial letters of credit are generally issued as a form of financial or payment guaranty.  At June 30, 2009, available capacity amounts for the revolving credit facility were also further subject to certain limitations by features in the Company’s credit facility commonly referred to as anti-cash hoarding provisions.

In addition, the Company’s credit facility includes an interest coverage ratio, which determines whether the Company is required to establish a liquidity reserve deposit.  If the interest coverage ratio is less than 2 to 1, the Company is required to establish a liquidity reserve of cash balances to be maintained in segregated accounts with certain lenders in the credit facility.  These amounts are not subject to a security interest, but are classified as restricted cash in the accompanying Consolidated Balance Sheets.  The amount of the liquidity reserve is equal to eight times consolidated net interest expense (as defined in the credit agreement) for the most recent completed fiscal quarter.

The Company may withdraw or must increase amounts on deposit in the liquidity reserve at the end of each fiscal quarter if the amount on deposit exceeds or is below the amount required for that fiscal quarter.  The Company may withdraw all amounts on deposit once it satisfies the interest coverage ratio of 2 to 1.  At June 30, 2009, the liquidity reserve requirement on deposit was $403.5 million.

Funding of Mortgage Loans

At June 30, 2009, CTX Mortgage Company, LLC was funding its mortgage originations primarily through borrowings under a committed mortgage warehouse credit facility with a commitment of $100 million, which expires in October 2009.  Borrowings under the warehouse facility constitute short-term debt of Financial Services.  At June 30, 2009, the available capacity under the warehouse facility was $53.1 million.  The warehouse facility generally allows CTX Mortgage Company, LLC to sell to the bank, on a revolving basis, mortgage loans up to an aggregate specified amount.  Simultaneously, the bank has entered into an agreement to transfer such mortgage loans back to CTX Mortgage Company, LLC on a specified date or on the Company’s demand for subsequent sale by CTX Mortgage Company, LLC to third parties.  Mortgage loans eligible for sale by CTX Mortgage Company, LLC under the warehouse facility are conforming loans, FHA/VA eligible loans, and jumbo loans meeting conforming underwriting guidelines except as to the size of the loan.  Under the committed mortgage warehouse credit facility, the bank has the right to convert the facility to an amortizing loan based on the ultimate sale of the underlying collateral and not to purchase any additional mortgage loans under the warehouse facility if the Company’s long-term unsecured debt ratings fall below a specified level.  At June 30, 2009, CTX Mortgage Company, LLC had outstanding $2.1 million of short-term debt under a $100 million committed mortgage warehouse credit facility that expired on May 30, 2009.  The $2.1 million outstanding represents the remaining balance under the facility and will be repaid as the related mortgage loans are sold in the ordinary course of business.

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

If the current funding source was to become unavailable, Financial Services would need to make other financing arrangements to fund its mortgage loan origination activities, or the Company may be required to fund Financial Services loan originations and make additional capital contributions to Financial Services.  Although the Company believes that Financial Services could broker loans to other mortgage companies, sell loans directly to the Federal National Mortgage Association or arrange for alternative financing that is common for other homebuilders and mortgage companies, there can be no assurance that such financing would be available on satisfactory terms, and any delay in obtaining such financing could adversely affect the results of operations of Financial Services.

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

A summary of the Company’s Home Building joint ventures is presented below:

	As of June 30, 2009			As of March 31, 2009
	Number of JVs (1)	Investments	Centex’s Share of Debt (2)	Number of JVs (1)	Investments	Centex’s Share of Debt (2)

Unleveraged Joint Ventures	27	$124,856	$–	29	$133,149	$–
Joint Ventures with Debt:
Repayment Guarantee (3)	1	899	3,819	1	836	4,357
Completion Guarantee (4)	2	2,084	–	3	2,519	84,861
	30	127,839	3,819	33	136,504	89,218
No Recourse or Guarantee	2	–	–	4	–	35,385

	32	$127,839	$3,819	37	$136,504	$124,603

(1)
The number of joint ventures includes unconsolidated Home Building joint ventures for which the Company has an investment balance as of the end of the period and/or current fiscal year activity.  The Company was the managing member of 18 and 22 of the active joint ventures as of June 30, 2009 and March 31, 2009, respectively.  The number of joint ventures includes 11 and 13 joint ventures as of June 30, 2009 and March 31, 2009, respectively,  for which substantially all of the joint ventures’ activities are complete.

(2)	Centex’s share of debt represents the Company’s maximum exposure related to the joint ventures’ debt at each date. Amounts shown in the column as of June 30, 2009 do not include $34.9 million in debt-related and other joint venture obligations recorded by the Company as accrued liabilities in its Consolidated Balance Sheets.

(3)	The Company has guaranteed repayment of a portion of certain joint venture debt limited to its ownership percentage of the joint venture or a percentage thereof.

(4)
Certain joint venture agreements require the Company to guarantee the completion of a project or phase if the joint venture does not perform the required land development.  A portion of these completion guarantees are joint and several with the Company’s partners.

Total joint venture debt outstanding as of June 30, 2009 and March 31, 2009 was $166.8 million and $270.3 million, respectively, which includes certain joint venture debt of a joint venture in bankruptcy that is not included in the table above and has no recourse to the Company.  Debt agreements for joint ventures vary by lender in terms of structure and level of recourse.  For certain of the joint ventures, the Company is also liable on a contingent basis, through other guarantees, letters of credit or other arrangements, with respect to a portion of the construction debt.  Additionally, the Company has agreed to indemnify the construction lender for certain environmental liabilities in the case of most joint ventures.  The Company has recorded obligations in its financial statements to reflect its share of certain completion and repayment guarantees.

Two of the Company’s joint ventures were in default as of June 30, 2009.  The Company’s obligation for one of the joint ventures in default was $22.5 million at June 30, 2009, which has been recorded by the Company.  At June 30, 2009, the Company had satisfied its obligation under a completion guarantee for the other joint venture in default.

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

A summary of the Company’s outstanding letters of credit and surety bonds as of June 30, 2009 and March 31, 2009 is presented below (dollars in millions):

	As of June 30, 2009			As of March 31, 2009
	Letters of Credit	Surety Bonds		Letters of Credit	Surety Bonds

Home Building	$82.1	$790.7	(1)	$85.6	$863.3
Financial Services	30.9	7.3		30.9	7.2
Other	158.1	0.2		158.1	0.2
Discontinued Operations (2)	33.1	1,604.3		33.1	1,583.7
	$304.2	$2,402.5		$307.7	$2,454.4

(1)	The Company estimates that $319.5 million of work remains to be performed on these projects as of June 30, 2009.

(2)
After the sale of Construction Services, the Company remains responsible to a surety for certain surety bond obligations relating to Construction Services projects commenced prior to March 30, 2007.   These surety bonds have a total face amount of $1.60 billion at June 30, 2009, although the risk of liability with respect to these surety bonds declines as the relevant construction projects are performed.   At June 30, 2009, the Company estimates that $177.5 million of work remains to be performed on these projects.  In connection with certain of these surety bond obligations, the Company posted a $100 million letter of credit to such surety which is included in Other above.  The purchaser of Construction Services agreed to indemnify the Company against losses relating to such surety bond obligations, including amounts drawn under such letter of credit.  The Company purchased for its benefit an additional back-up indemnity provided by a financial institution with an A (S&P) and A2 (Moody’s) credit rating. The obligation of such financial institution under the back-up indemnity is $400.0 million as of June 30, 2009 and will remain at $400.0 million until termination in 2016.

Community Development and Other Special District Obligations

A Community Development District or similar development authority (“CDD”) is a unit of local government created under various state statutes that utilizes the proceeds from the sale of bonds to finance the construction or acquisition of infrastructure assets of a development.  A portion of the liability associated with the bonds including principal and interest is assigned to each parcel of land within the development.  This debt is typically paid by subsequent special assessments levied by the CDD on the landowners.  In accordance with EITF 91-10, “Accounting for Special Assessments and Tax Increment Financing,” the Company records a liability for future assessments, which are fixed or determinable for a fixed or determinable period.  In addition and in accordance with SFAS No. 5, “Accounting for Contingencies,” the Company evaluates whether it is contingently liable for any of the debt related to the bond issuance.  This is typically the case where bonds issued by the CDD have maturity dates of ten years or less that will be paid by the Company as the developer and current landowner and not by future homeowners.  At June 30, 2009 and March 31, 2009, the Company had recorded $297.9 million and $309.7 million, respectively, in accrued liabilities for outstanding CDD obligations.

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

Changes in Home Building contractual warranty liability are as follows for the three months ended June 30, 2009 and the year ended March 31, 2009:

	June 30, 2009	March 31, 2009 (1)

Balance at Beginning of Period	$13,550	$29,155
Warranties Issued	2,368	15,201
Settlements Made	(2,352)	(17,251)
Changes in Liability of Pre-Existing Warranties, Including Expirations	(1,475)	(13,555)
Balance at End of Period	$12,091	$13,550

(1)	For the three months ended June 30, 2008, warranties issued, settlements made and changes in liability of pre-existing warranties were $3,918, $(4,517) and $(3,419), respectively.

Financial Services has established a liability for anticipated losses associated with mortgage loans originated and sold.  Changes in Financial Services liability are as follows for the three months ended June 30, 2009 and the year ended March 31, 2009:

	June 30, 2009	March 31, 2009 (1)

Balance at Beginning of Period	$28,968	$13,903
Provision for Losses	73	765
Settlements	(4,921)	(9,890)
Changes in Pre-Existing Reserves	13,643	24,190
Balance at End of Period	$37,763	$28,968

(1)	For the three months ended June 30, 2008, provision for losses, settlements and changes in pre-existing reserves were $309, $(810) and $2,619, respectively.

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

Although the Company considers the insurance accruals reflected in its Consolidated Balance Sheets to be adequate, there can be no assurance that this accrual will prove to be sufficient over time to cover ultimate losses.  Expenses associated with insurance claims up to the Company’s deductible limits for the three months ended June 30, 2009 and 2008 were $2.9 million and $8.0 million, respectively.  As of June 30, 2009 and March 31, 2009, accrued insurance included in accrued liabilities in the accompanying Consolidated Balance Sheets was $231.4 million and $235.3 million, respectively, and consisted primarily of general liability retentions associated with construction defects.

Forward Trade and Interest Rate Lock Commitments

Interest rate lock commitments (“IRLCs”) represent individual borrower agreements that commit the Company to lend at a specified interest rate for a specified period as long as there is no violation of any condition established in the commitment contract.  IRLCs are recorded in the Consolidated Balance Sheets in deferred charges and other assets or accrued liabilities.  At June 30, 2009, the Company had loan commitments to prospective borrowers of $112.7 million.

Forward trade commitments represent contracts with investors for delayed delivery of mortgage loans at a specified future date at a specified interest rate.  At June 30, 2009, the Company had $108.2 million of commitments to deliver mortgages to investors against interest rate lock commitments.  These forward trade commitments are recorded in the Consolidated Balance Sheets in deferred charges and other assets or accrued liabilities.  In addition, at June 30, 2009, the Company had commitments to deliver approximately $142.6 million of mortgage loan inventory to investors.  These forward trade commitments are recorded in the Consolidated Balance Sheets together with the related mortgage loans receivable.

For additional information on forward trade commitments and interest rate lock commitments, please refer to Note (H), “Fair Values of Financial Instruments,” and Note (I), “Derivatives and Hedging.”

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

The Company and its directors are named as defendants in five putative class action lawsuits filed between April 15 and April 23, 2009 in the District Courts of Dallas County, Texas.  An additional putative class action lawsuit against the Company and its directors was filed on April 24, 2009 in the District Court of Clark County, Nevada.  The cases assert claims in connection with the proposed combination between Centex and Pulte announced on April 8, 2009.

On June 1, 2009, the five cases pending in the District Court of Dallas Country, Texas were consolidated under the case number 09-4396 for all purposes, including pretrial proceedings and trial.  The consolidated case is styled In re Centex Corporation Shareholder Class Action Litigation and will proceed in the 160th Judicial District of the District Court of Dallas County, Texas.  On June 22, 2009, the plaintiffs filed a consolidated amended class action complaint.  This consolidated complaint asserts claims on behalf of a purported class of Centex stockholders against Centex, Pulte and each of Centex’s directors, related to an alleged breach of fiduciary duty in connection with the merger.  The consolidated complaint alleges, among other things, that the Centex directors, aided and abetted by Centex and Pulte, breached their fiduciary duties by failing to obtain an adequate price for Centex shares, by conducting a flawed process culminating in the sale of Centex, by engaging in self-dealing, and by soliciting stockholder votes based upon inadequate disclosures.  Among other things, the consolidated complaint seeks to enjoin the defendants from completing the merger.  The consolidated complaint also seeks a constructive trust into which the court should direct any benefits improperly received by the defendants as a result of their alleged wrongful conduct.  No due date has been set for an answer or responsive pleading.

On July 17, 2009, the plaintiffs in In re Centex Corporation Shareholder Class Action Litigation and the defendants entered into a memorandum of understanding reflecting a preliminary settlement of the case.  The memorandum of understanding sets forth the general terms of a settlement to be embodied in a stipulation of settlement to be submitted to the court.  The settlement is subject to, among other things, approval by the court and additional confirmatory discovery by the plaintiffs.  Pursuant to the memorandum of understanding, the defendants agreed to provide certain additional disclosure in the joint proxy statement/prospectus for the merger.

The sixth case, styled Anbar Holdings Ltd. v. Eller, et al. (Case No. 09-588699), asserts claims on behalf of a purported class of Centex stockholders against Centex, Pulte and each of Centex’s directors, related to an alleged breach of fiduciary duty in connection with the merger.  The complaint alleges, among other things, that the Centex directors, aided and abetted by Centex and Pulte, breached their fiduciary duties by failing to obtain an adequate price for Centex and by acting to deter competing bids.  Among other things, the complaint seeks to enjoin the defendants from completing the merger.  The complaint also seeks damages.  On June 4, 2009, Centex and the Centex directors responded to the Nevada complaint.  Both Centex and its directors moved to stay the Nevada case pending the resolution of the earlier-filed consolidated action in Dallas County, Texas.  In a separate filing, Centex’s directors moved to dismiss the claims against them for lack of personal jurisdiction.  Finally, Centex moved to dismiss, for failure to state a claim upon which relief can be granted, the allegations against Centex for aiding and abetting the Centex directors’ alleged breach of fiduciary duty.  On June 23, 2009, Pulte filed a motion joining in the motion to stay, and also filed a separate motion to dismiss the complaint.  The plaintiffs filed an amended class action complaint on June 22, 2009, which largely restates the allegations from the complaint filed on April 24, 2009, and adds new allegations asserting, among other things, that the Centex directors, aided and abetted by Centex and Pulte, breached their fiduciary duties by not protecting against alleged conflicts of interest and soliciting stockholder votes based upon inadequate disclosures.  No due date has been set for an answer or responsive pleading to the amended complaint.

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

(H)           FAIR VALUES OF FINANCIAL INSTRUMENTS

The Company adopted SFAS 157 on April 1, 2008 for its financial instruments measured at fair value.  As defined in SFAS 157, fair value is based on exit price, or the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS 157 establishes a fair value hierarchy that requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The fair value hierarchy can be summarized as follows:

●	Level 1 - Quoted prices in active markets for identical assets or liabilities.
●	Level 2 - Inputs other than quoted prices included within Level 1 that are observable either directly or indirectly through corroboration with market data.
●	Level 3 - Unobservable inputs that reflect the Company’s own estimates about the assumptions market participants would use in pricing the asset or liability.

Mortgage loans held for sale, forward trade commitments and interest rate swap agreements are valued based upon quoted market prices for similar instruments.  The servicing asset is reflected in deferred charges and other assets in the accompanying Consolidated Balance Sheets and is valued based upon servicing sales contracts entered into with third parties.  Interest rate lock commitments are valued at quoted market prices, plus the related service release premium, multiplied by a projected customer close ratio.   The service release premium is based upon the Company’s servicing sales contracts, and the projected customer close ratio is based upon the Company’s historical customer fall-out rate.

The following table presents the Company’s financial instruments measured at fair value on a recurring basis at June 30, 2009 for each hierarchy level:

	Level 1	Level 2	Level 3	Total
Assets
Mortgage Loans Held for Sale	$–	$138,106	$–	$138,106
Servicing Asset	–	194	–	194
Interest Rate Lock Commitments	–	–	2,933	2,933
Forward Trade Commitments
(Mortgage Loans Held for Sale)	–	2,637	–	2,637
Total	$–	$140,937	$2,933	$143,870

Liabilities
Interest Rate Swap Agreements	$–	$4,949	$–	$4,949
Forward Trade Commitments
(Interest Rate Lock Commitments)	–	1,053	–	1,053
Total	$–	$6,002	$–	$6,002

As of June 30, 2009, the aggregate fair value was less than the unpaid principal balance of mortgage loans held for sale by $0.4 million.  Changes in the fair value of mortgage loans held for sale are recognized in current earnings within Financial Services revenues.  For the three months ended June 30, 2009, the net change in the fair value of mortgage loans held for sale resulted in a loss of $4.3 million.  Interest income on mortgage loans held for sale is calculated based upon the stated interest rate of each loan and is included in Financial Services revenues.

The following table summarizes changes in Level 3 financial instruments measured at fair value on a recurring basis for the three months ended June 30, 2009:

Interest Rate Lock Commitments

Balance at beginning of period	$3,243
Purchases, issuances, and settlements	(295)
Loss included in earnings due to change in valuation of items held	(15)
Fair value at June 30, 2009	$2,933

In addition, certain of the Company’s assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value may not be recovered.  The following table presents for each hierarchy level the Company’s assets measured at fair value on a non-recurring basis and represents only those assets whose carrying values were adjusted to fair value during the quarter ended June 30, 2009:

	Level 1	Level 2	Level 3	Total
Assets
Other Mortgage Loans	$–	$–	$46,617	$46,617
Land Under Development	–	–	291,615	291,615
Land Held for Development and Sale	–	–	22,580	22,580
Other Inventories	–	–	16,198	16,198
	$–	$–	$377,010	$377,010

Other mortgage loans are measured at fair value on a non-recurring basis and include performing and nonperforming construction loans and other nonperforming mortgage loans.  Other mortgage loans are reported at their unpaid principal balance less an allowance.  The allowance for loans the Company expects to convert to permanent loans that will be held for sale is based on the estimated market value of the loans.  The allowance for construction loans and other nonperforming mortgage loans that the Company expects to eventually default is based on the underlying collateral value.  The Company recovered $2.4 million in provisions for losses to Other Mortgage Loans during the quarter ended June 30, 2009.

The Company reviews its long lived assets, including Land Under Development, Land Held for Development and Sale, and Real Estate Owned for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If long lived assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Fair value is determined primarily based on estimated cash flows discounted for market risks associated with the long-lived assets.  During the quarter ended June 30, 2009, the Company recorded $200.6 million in land related impairments.

The fair values of investments in joint ventures were determined in accordance with APB No. 18, “The Equity Method of Accounting for Investments in Common Stock,” primarily using a discounted cash flow model to value the underlying net assets of the respective entities.  During the quarter ended June 30, 2009, the Company did not record any impairments related to its investments in joint ventures.

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

The consolidated carrying values of cash and cash equivalents, restricted cash, taxes, trade and other receivables, accounts payable and accrued liabilities, forward trade commitments, IRLCs and short-term debt approximate their fair values.  The carrying values and estimated fair values of other financial assets and liabilities were as follows:

	As of
	June 30, 2009		March 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value

Financial Assets:
Mortgage Loans, net	$187,360	$187,360	$214,179	$214,179

Financial Liabilities:
Senior Notes and Other	$3,106,122	$2,906,666	$3,104,872	$2,605,917

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

(I)           DERIVATIVES AND HEDGING

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

From time to time, the Company may enter into other forms of derivatives, including interest rate swap agreements, to hedge changes in market values of certain assets and liabilities.  These derivatives are designated as fair value hedges, whereby, the gains or losses in the value of the interest rate swap agreements are offset by an equal and opposite gain or loss in the value of the hedged items.  The notional value of such derivatives was $63.2 million at June 30, 2009 and $64.2 million at March 31, 2009.

A summary of the Company’s derivatives is as follows:

	As of June 30, 2009			As of March 31, 2009
	Mortgage Loans Held for Sale	Deferred Charges and Other Assets	Accrued Liabilities	Mortgage Loans Held for Sale	Deferred Charges and Other Assets	Accrued Liabilities

Derivatives Designated as Hedging Instruments
Interest Rate Contracts
Interest Rate Swap Agreements	$–	$–	$4,949	$–	$–	$5,000

Derivatives Not Designated as Hedging Instruments
Interest Rate Contracts
Interest Rate Lock Commitments	–	2,933	–	–	3,243	–
Forward Trade Commitments	2,637	–	1,053	(4,168)	–	1,342
Total Derivatives Not Designated as Hedging Instruments	2,637	2,933	1,053	(4,168)	3,243	1,342

Total Derivatives	$2,637	$2,933	$6,002	$(4,168)	$3,243	$6,342

	For the Three Months Ended June 30,
	2009	2008
	Gain (Loss) on Sale of Mortgage Loans (1)	Gain (Loss) on Sale of Mortgage Loans (1)
Derivatives Not Designated as Hedging Instruments
Interest Rate Contracts
Interest Rate Lock Commitments	$(310)	$(3,490)
Forward Trade Commitments	7,094	6,221
Total Derivatives Not Designated as Hedging Instruments	$6,784	$2,731

(1)	Included as a component of Financial Services revenues.

(J)           INCOME TAXES

The Company recognized an income tax benefit from continuing operations of $407.3 million and $13.6 million for the three months ended June 30, 2009 and 2008, respectively.  The Company’s effective tax rate from continuing operations was 126.4% and 7.5% for the three months ended June 30, 2009 and 2008, respectively.  The Company’s effective tax rate for June 30, 2009 and 2008 differed from the federal statutory rate primarily as a result of the change in uncertain tax positions and the related accrued interest and penalties and changes in the deferred tax asset valuation allowance.

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

The Company’s realization of its deferred tax assets ultimately depends on the existence of sufficient taxable income in the carryback and/or carryforward periods (both federal and state).  After considering all positive and negative evidence including all potential sources of taxable income, the Company concluded that, as of March 31, 2009, a full valuation allowance was required.  As of June 30, 2009, after taking into account the Internal Revenue Service (“IRS”) settlements and the related impact to the FIN 48 liability that occurred during the quarter, the Company determined $37.6 million of the deferred tax assets are realizable as a result of the remaining federal uncertain tax positions (and related FIN 48 liability) that generates a future source of taxable income.

The Company’s deferred tax assets before the valuation allowance increased to $1.32 billion as of June 30, 2009 from $1.29 billion as of March 31, 2009.  The Company’s deferred tax valuation allowance decreased to $1.28 billion as of June 30, 2009 from $1.29 billion as of March 31, 2009.  The Company’s deferred tax assets before valuation allowance includes $482.1 million resulting from tax credits and net operating loss carryforwards at June 30, 2009.  If unused, the various tax credits and net operating loss carryforwards will expire (beginning at various times depending on the tax jurisdiction) in the years 2013 through 2030.

Based on an analysis performed under Internal Revenue Code Section 382 as of June 30, 2009, the Company does not believe it has experienced a change in ownership as defined by Section 382 and, therefore, the Company does not believe, at June 30, 2009, the net operating losses, built-in losses and tax credits are subject to a Section 382 limitation.  However, if the proposed merger with Pulte is consummated, the Company will experience an ownership change; therefore, its use of net operating losses, built-in losses and tax credits will be limited pursuant to Section 382.

On May 18, 2009, the Company and the IRS settled several disputed tax issues relating to the audit of the Company’s federal income tax returns filed for fiscal years 2001 through 2004.  The disputed issues related primarily to the Company’s use of net operating losses, among other items.  The settlement resulted in a tax liability of approximately $63 million of which $62 million was paid in June 2006.  On May 26, 2009, the Company received a Revenue Agent’s Report from the IRS proposing certain adjustments to the Company’s federal income tax returns for fiscal years 2005 and 2006.  The Company believes that its fiscal years 2005 and 2006 tax return positions are supported and will vigorously dispute the proposed adjustments.  In addition, on May 28, 2009, the Company settled several disputed tax issues relating to its California income tax for fiscal years 2000 through the current period.

As a result of these developments, the Company, in connection with its quarterly assessment, adjusted its liability for unrecognized tax benefits resulting in an income tax benefit of $372.0 million during the three months ended June 30, 2009.  In addition, $8.9 million of the liability for unrecognized tax benefits was reclassified to current income taxes payable in connection with the amounts agreed/settled as payable by the Company to the taxing jurisdictions.

Pursuant to the provisions of FIN 48, the Company’s gross unrecognized tax benefits as of June 30, 2009 and March 31, 2009, respectively (which excludes interest, penalties, and the tax benefit relating to the deductibility of interest and state income tax) is $124.9 million and $374.4 million.  The following table summarizes the changes in gross unrecognized tax benefits for the three months ended June 30, 2009 and the year ended March 31, 2009:

	As of
	June 30, 2009	March 31, 2009

Gross Unrecognized Tax Benefits, Beginning of Period	$374,351	$353,147
Tax positions taken relating to a prior year	(180)	17,576
Tax positions taken relating to the current year	–	4,767
Settlements/Effective Settlements of tax positions with taxing authorities	(249,321)	(1,139)
Gross Unrecognized Tax Benefits, End of Period	$124,850	$374,351

Interest and Penalties relating to Unrecognized Tax Benefits, End of Period	$40,976	$180,392

It is possible that, within the next twelve months, the amount of the Company’s unrecognized tax benefits may decrease by as much as $71.1 million as a result of the potential resolution with the IRS of the Company’s appeal of the adjustments relating to the audit of the Company’s federal income tax returns for fiscal years 2005 and 2006 and the expiration of the statutes of limitations relating to other uncertain tax positions.  In addition, within the next twelve months, unrecognized tax benefits relating to state income taxes may decrease as a result of the possible resolution and expiration of the statutes of limitations relating to various state audits and/or appeals.  However, the change that could occur relating to these potential resolutions cannot be estimated at this time.

The Company files numerous income tax returns in both U.S. federal and state jurisdictions.  The federal statute of limitations has expired for the Company’s federal tax returns filed for tax years through March 31, 2000.

The total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate (excluding any resulting changes related to the deferred tax asset valuation allowance) was $88.3 million and $283.9 million as of June 30, 2009 and March 31, 2009, respectively.  For the three months ended June 30, 2009 and 2008, the Company accrued $1.4 million and $7.3 million, respectively, of gross accrued interest and penalties.  As of June 30, 2009 and March 31, 2009, gross accrued interest and penalties were $41.0 million and $180.4 million, respectively.  The Company’s liability for unrecognized tax benefits combined with accrued interest and penalties is reflected as a component of accrued liabilities.

(K)           BUSINESS SEGMENTS

As of June 30, 2009, the Company operated in two principal lines of business:  Home Building and Financial Services.  These lines of business operate in the United States, and their markets are nationwide.  Revenues from any one customer are not significant to the Company.

In April 2008, the Company completed the sale of its home services operations.  For additional information regarding the sale of this business, refer to Note (L), “Discontinued Operations.”  All prior year segment information has been revised to conform to the current year presentation.

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

As a result of the significant disruptions in the mortgage markets and the related reductions in the mortgage market liquidity, Financial Services made a decision to cease its Retail loan operations during July 2008.  Financial Services, which originally operated approximately 80 retail branches, ceased originating Retail loans during the fourth quarter of fiscal year 2009.  In addition, during the fourth quarter of fiscal year 2009, Financial Services transitioned its mortgage operations to a centralized production model.

The following includes condensed balance sheets and operating earnings for the Company’s Financial Services segment:

	As of
	June 30, 2009	March 31, 2009

Cash and Cash Equivalents	$8,104	$21,311
Restricted Cash	19,541	18,955
Mortgage Loan Receivables	187,360	214,179
Other Inventories (Real Estate Owned)	16,198	16,367
Goodwill	5,364	5,364
Deferred Charges and Other Assets	22,086	38,301
Total Assets	$258,653	$314,477

Accounts Payable and Accrued Liabilities	$75,109	$48,215
Mortgage Warehouse Facilities	49,038	119,052
Members’ Equity	134,506	147,210
Total Liabilities and Members’ Equity	$258,653	$314,477

	For the Three Months Ended June 30,
	2009	2008
Revenues
Gain on Sale of Mortgages	$6,820	$30,311
Interest Income	1,737	6,455
Title Policy and Other Income	14,314	39,657
Cost of Revenues
Interest Expense	(1,753)	(4,303)
Title Policy Expense	(342)	(422)
Selling, General and Administrative Expenses	(33,769)	(65,631)
Earnings (Loss) from Continuing Operations
Before Income Taxes	$(12,993)	$6,067

CTX Mortgage Company, LLC and its related companies sold $379.9 million and $1.61 billion of mortgage loans to investors during the three months ended June 30, 2009 and 2008, respectively.

Other

The Company’s Other segment consists of corporate general and administrative expense, including Home Building corporate-related general and administrative expense, interest income and interest expense.

The following are components of the Other segment’s loss from continuing operations before income tax:

	For the Three Months Ended June 30,
	2009	2008
Corporate General and Administrative Expense	$(44,705)	$(58,639)
Interest Expense	(26,355)	(6,180)
Interest and Other Income	2,091	6,302
	$(68,969)	$(58,517)

Summary of the Company’s Results of Operations by Segment

	For the Three Months Ended June 30, 2009
	Revenues	Earnings (Loss) from Unconsolidated Entities (1)	Earnings (Loss) from Continuing Operations Before Income Tax	Land-related Impairments	Land-related Write-offs
Home Building
East	$232,977	$(4,985)	$(140,605)	$122,878	$1,140
Central	154,971	75	636	–	110
West	162,598	(10,357)	(81,751)	66,577	–
Other homebuilding	556	–	(18,537)	11,106	–
Total Home Building	551,102	(15,267)	(240,257)	200,561	1,250
Financial Services	22,871	–	(12,993)	–	–
Corporate & Other	–	–	(68,969)	–	–
Total	$573,973	$(15,267)	$(322,219)	$200,561	$1,250

(1)	Included in Home Building loss from unconsolidated entities for the three months ended June 30, 2009 is the Company’s share of joint ventures’ impairments totaling $9.9 million.

	For the Three Months Ended June 30, 2008
	Revenues	Loss from Unconsolidated Entities (1)	Earnings (Loss) from Continuing Operations Before Income Tax	Land-related Impairments	Land-related Write-offs
Home Building
East	$308,039	$(19,983)	$(86,801)	$34,874	$5,182
Central	298,179	(128)	(13,470)	8,465	2,013
West	429,187	(186)	(30,487)	6,776	2,906
Other homebuilding	14,294	–	461	–	–
Total Home Building	1,049,699	(20,297)	(130,297)	50,115	10,101
Financial Services	76,423	–	6,067	–	–
Corporate & Other	–	–	(58,517)	–	–
Total	$1,126,122	$(20,297)	$(182,747)	$50,115	$10,101

(1)	Included in Home Building loss from unconsolidated entities for the three months ended June 30, 2008 is the Company’s share of joint ventures’ impairments totaling $19.7 million.

Summary of Inventory and Total Assets by Segment

	As of
	June 30, 2009		March 31, 2009
	Inventory	Total Assets	Inventory	Total Assets
Home Building
East	$1,553,639	$1,719,826	$1,712,698	$1,878,751
Central	617,312	635,431	619,555	639,516
West	559,135	653,856	665,663	777,361
Other homebuilding	261,171	1,164,094	275,504	1,177,702
Total Home Building	2,991,257	4,173,207	3,273,420	4,473,330
Financial Services	16,198	258,653	16,367	314,477
Corporate & Other (1)	–	1,093,670	–	1,130,307
Total	$3,007,455	$5,525,530	$3,289,787	$5,918,114

(1)	The Company’s Other segment includes cash, income taxes receivable and substantially all of the Company’s deferred income tax valuation allowance.

(L)           DISCONTINUED OPERATIONS

Home Services

The Company completed the sale of its home services operations to an unrelated third party on April 3, 2008 and received $131.1 million in cash.  Prior to its sale, the Company’s home services operations were included in the Other segment.  The Company’s home services operations were reclassified to discontinued operations in March 2008.  A summary of the Company’s calculation of the related gain on sale is below:

For the Three Months Ended June 30, 2008

Sales and Related Proceeds, net of Related Expenses	$124,320
Assets Sold	(85,076)
Pre-tax Gain on Sale	39,244
Income Tax Expense	(20,231)
Net Gain on Sale	$19,013

During the three months ended September 30, 2008, the Company’s gain on sale of home services was adjusted for post-closing adjustments.

(M)           SUBSEQUENT EVENTS

On July 17, 2009, the Company and other defendants entered into a memorandum of understanding with the plaintiffs in certain class action litigation.  For additional information, please refer to Note (G), “Commitments and Contingencies.”

As described in more detail in Note (F), “Indebtedness,” the Company maintains a multi-bank revolving credit facility.  The Company currently has no cash borrowings under the credit facility but has outstanding letters of credit.

           In connection with the pending merger with Pulte, on August 4, 2009, the Company gave notice to Bank of America, N.A., as administrative agent under the credit facility, of the termination of the total commitment under the facility, subject to, and effective as of, the closing of the merger.  The Company will not be required to pay an early termination penalty in connection with the termination of the credit facility.  The Company understands that, in connection with the closing of the merger, Pulte will take action to maintain the letters of credit outstanding under the credit facility.

The credit facility agreement was filed as Exhibits 10.17, 10.17a, 10.17b, 10.17c and 10.17d to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009 filed with the SEC on May 21, 2009.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Pulte Merger

On April 7, 2009, Centex Corporation and Pulte Homes, Inc., or Pulte, entered into a definitive merger agreement pursuant to which Centex will merge with a wholly-owned subsidiary of Pulte, and survive the merger as a wholly-owned subsidiary of Pulte.  Under the terms of the agreement, Centex stockholders will receive 0.975 shares of Pulte common stock for each share of Centex common stock they own.  Upon closing of the transaction, Pulte stockholders will own approximately 68% of the combined company, and Centex stockholders will own approximately 32%.  Although the exchange ratio is fixed, and is not subject to adjustment prior to the date the merger is consummated, the value of the Pulte shares to be received by our stockholders will fluctuate with the market price of Pulte common stock until the merger is consummated.  The transaction is subject to approval by Pulte and Centex stockholders and the satisfaction of other customary closing conditions.  Pulte and Centex have scheduled their respective special meetings of stockholders for August 18, 2009 and, if stockholder approvals are obtained and other customary closing conditions are satisfied, expect to consummate the merger promptly thereafter.

After the proposed merger, Pulte may elect to make changes in our business and our organizational and financial structure, many of which could significantly affect our operations, liquidity and capital resources.  For additional information regarding the proposed merger, including the potential effects of such transaction, please see our proxy statement filed with the SEC on July 17, 2009.

Executive Summary

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

Our results of operations for the three months ended June 30, 2009 were materially affected by continuing adverse conditions impacting our homebuilding and mortgage lending operations.  The current adverse market conditions began in fiscal year 2006 and have continued in part due to disruptions in financial and credit markets and the current national economic recession, which is one of the most pronounced economic downturns experienced in many years.  We are unable to predict whether the market will deteriorate further or when it will improve.  Any further deterioration in market conditions is likely to have a material adverse effect on our business, financial condition and results of operations.

A summary of our results of operations by line of business is as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2009	2008	Change

Revenues
Home Building	$551,102	$1,049,699	(47.5)%
Financial Services	22,871	76,423	(70.1)%
Total	$573,973	$1,126,122	(49.0)%

Loss from Continuing Operations Before Income Taxes
Home Building	$(240,257)	$(130,297)	84.4%
Financial Services	(12,993)	6,067	(314.2)%
Other	(68,969)	(58,517)	17.9%
Total	$(322,219)	$(182,747)	76.3%

Revenues for the three months ended June 30, 2009 were $574.0 million, which represents a 49.0% decrease compared to the three months ended June 30, 2008.  The loss from continuing operations before income taxes for the three months ended June 30, 2009 increased 76.3% to $322.2 million.

Beginning in fiscal year 2006, many U.S. housing markets began to experience a significant downturn, which directly affected and continues to have a material adverse effect on our business, financial condition and results of operations.  We believe the principal factors that have caused or are sustaining this downturn include each of the following:

●
current economic conditions, including disruptions in the broader financial and credit markets and the current national economic recession, as evidenced by, among other things, high unemployment rates, which were 9.5% in June 2009, a level last seen in August 1983,

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

The impact of the above factors varies depending upon the geographic market affected and the time period during which the relevant events occurred.  The current downturn in the housing market was precipitated in 2006 by factors such as reduced affordability of housing in some markets, increased inventories of new and used homes for sale and a decline in homebuyer consumer confidence.  The effect of the downturn became more severe due to the market disruptions resulting from the sub-prime mortgage crisis, which began in fiscal year 2008 and led to reduced investor demand for mortgage loans and mortgage-backed securities.  In the second quarter of fiscal year 2009, the deterioration in the overall economy accelerated leading to several international financial institutions filing for bankruptcy or merging with other institutions, declining stock valuations around the world, and the intervention in the capital markets by the United States government.  This government intervention included government control of Federal National Mortgage Association, or FNMA, and Federal Home Loan Mortgage Company, or FHLMC, as well as the enactment of the $700 billion Emergency Economic Stabilization Act and the $800 billion American Recovery and Reinvestment Act of 2009.  These developments have severely impacted consumer confidence and demand for our homes.

These market conditions materially and adversely impacted Home Building operating results for the three months ended June 30, 2009, contributing directly to the sharp decline in homebuilding revenues described above.  The decrease in revenues was primarily attributable to a significant decrease in units closed and, to a lesser extent, a decrease in average revenue per unit.

We also experienced a very pronounced decrease in sales orders during the three months ended June 30, 2009.  Sales orders decreased 31.9% to 2,871 for the three months ended June 30, 2009.  The precipitous drop in sales orders was primarily due to the sustained changes in the economy described above, which significantly reduced homebuyer demand.  We expect that the decrease in sales orders will have a negative impact on our closings, at least in the near term.

When compared to the three months ended June 30, 2008, Home Building operating loss increased $110.0 million.  This increase is primarily due to the decrease in revenues as noted above and an increase in the amount of impairments and land-related write-offs for the three months ended June 30, 2009.  Impairments and land-related write-offs for the three months ended June 30, 2008 amounted to $79.9 million in the aggregate.  Impairments and write-offs for the three months ended June 30, 2009 were as follows:

●	$200.6 million in land-related impairments,
●	$9.9 million in our share of joint ventures’ impairments, and
●	$1.3 million in write-offs of land deposits and pre-acquisition costs.

During the quarter ended June 30, 2009, and consistent with prior quarters, we assessed our neighborhoods and land for possible impairments.  The further deterioration of market conditions during the quarter adversely impacted anticipated future selling prices, sales rates and other assumptions included in our impairment evaluations, and we recorded 56 land-related impairments totaling $200.6 million.  At June 30, 2009, the remaining carrying value of neighborhoods and land investments for which an impairment was recorded in the quarter ended June 30, 2009 was $314.2 million.  If market conditions worsen, or if any of our assumptions are adjusted negatively in future periods, we may have additional land-related impairments, which could be significant.

Financial Services operating loss for the three months ended June 30, 2009 was $13.0 million as compared to operating earnings of $6.1 million for the three months ended June 30, 2008.  For the three months ended June 30, 2009, mortgage loan origination volume decreased 78.3%.  The decrease in mortgage loan origination volume is primarily attributable to the decline in homebuyer demand and the elimination of our Retail loan operations during fiscal year 2009.  We refer to mortgage financing for homes built by others, loans for existing homes and loans to refinance existing mortgages as Retail loans.  Contributing to the loss during the three months ended June 30, 2009 was an additional $13.7 million provision for anticipated losses associated with mortgage loans originated and sold.  The increase in the reserve is primarily related to anticipated mortgage loan losses attributable to an increase in investor repurchase and indemnification requests.

On October 9, 2008, we announced that our Board of Directors suspended our quarterly cash dividend on our common stock.  The suspension of our dividend is intended to enable us to preserve stockholders’ equity and conserve cash for use in our business during the current downturn in the housing market.  We cannot predict when or under what circumstances dividend payments would resume.

On May 18, 2009, we settled with the Internal Revenue Service, or IRS, several disputed tax issues relating to the audit of our federal income tax returns filed for fiscal years 2001 through 2004.  The disputed issues related primarily to our use of net operating losses, among other items.  The settlement resulted in a tax liability of approximately $63 million of which $62 million was paid in June 2006.  On May 26, 2009, we received a Revenue Agent’s Report from the IRS proposing certain adjustments to our federal income tax returns for fiscal years 2005 and 2006.  We believe that our fiscal years 2005 and 2006 tax return positions are supported and will vigorously dispute the proposed adjustments.  In addition, on May 28, 2009, we settled several disputed tax issues relating to our California income tax returns for fiscal years 2000 through the current period.

As a result of these developments, in connection with our quarterly assessment, we adjusted our liability for unrecognized tax benefits and the related accrued interest and penalties resulting in an income tax benefit of $372.0 million during the three months ended June 30, 2009.  For additional information with regard to our liability for unrecognized tax benefits, please refer to Note (J), “Income Taxes,” of the Notes to Consolidated Financial Statements.

           During the three months ended June 30, 2009, we generated $195.5 million in cash flows from operating activities, which was primarily provided by federal income tax refunds resulting from the carryback of our fiscal year 2009 net operating loss to prior years and home sales from our homebuilding operations.  As a result, we had $1.44 billion in cash and cash equivalents at June 30, 2009.

We anticipate that our business and results of operations will continue to be affected by the extremely difficult industry conditions and the broader difficult economic conditions for some time.  However, in general, we believe that our existing sources of funding, including available cash on hand, cash flow from operations and our committed credit facilities are adequate to meet our anticipated operating and capital expenditure needs, letter of credit needs and debt service requirements for at least the next twelve months.  Further deterioration in market conditions, including lower demand or prices for our homes, further disruptions of the mortgage markets, continued disruption in the broader financial services industry or the United States economy in general would likely result in declines in sales of our homes and mortgage loan originations, accumulation of unsold inventory and margin deterioration, as well as potential additional land-related impairments, write-offs of deposits and pre-acquisition costs, and provisions for mortgage-related losses.  These or other developments could reduce cash flow, cause us to incur additional losses, or cause us not to be in compliance with financial or other covenants, requiring that we seek amendments or waivers to our credit facilities to ensure continued availability of committed debt financing.

The fundamentals that support homebuyer demand and the current market conditions remain unstable due to low consumer confidence, and we cannot predict the duration of the current market conditions.  In response, we continue to adjust our operations by reducing our unsold inventory, reducing our land position, adjusting our workforce, and lowering our costs.  Our unsold inventory decreased from 1,356 units as of June 30, 2008 to 1,046 units as of June 30, 2009.  Since June 30, 2008, our total land position decreased by 20,492 lots or 25.2%.  Further, Home Building selling, general and administrative expenses decreased from $166.2 million for the three months ended June 30, 2008 to $76.6 million for the three months ended June 30, 2009.  We are also working to reduce the costs of constructing our homes through simplification and process improvements.

Because of the substantial adverse changes in business conditions and in the credit markets, we have placed a high priority on generating and conserving cash to provide stability and a source of cash for future operations.  We consider and will continue to consider ways to create operating efficiencies and activities that will strengthen the Company’s financial condition.

HOME BUILDING

The following summarizes the results of our Home Building operations (dollars in thousands):

	For the Three Months Ended June 30,
	2009		2008
		Change		Change
Revenues – Housing	$544,584	(47.2)%	$1,032,191	(41.8)%
Revenues – Land Sales and Other	6,518	(62.8)%	17,508	(39.8)%
Cost of Revenues – Housing	(480,584)	(47.1)%	(909,320)	(38.6)%
Cost of Revenues – Land Sales and Other (1)	(222,255)	151.8%	(88,262)	(49.7)%
Selling, General and Administrative Expenses	(76,640)	(53.9)%	(166,215)	(44.3)%
Loss from Unconsolidated Entities (2)	(15,267)	(24.8)%	(20,297)	(19.9)%
Other Income	3,387	(17.3)%	4,098	(22.7)%
Operating Loss(3)	$(240,257)	84.4%	$(130,297)	(24.1)%
Operating Loss as a Percentage of
Revenues:
Housing Operations (4)	(2.3)%	1.9	(4.2)%	(3.9)
Total Homebuilding Operations	(43.6)%	(31.2)	(12.4)%	(2.9)

(1)	Includes land-related impairments and write-offs of deposits and pre-acquisition costs.

(2)
Loss from Unconsolidated Entities represents our share of the earnings (losses) incurred by unconsolidated joint ventures, including impairments totaling $9.9 million and $19.7 million for the three months ended June 30, 2009 and 2008, respectively.

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

Home Building consists of the following reporting segments with operations located in the following states:

East:  Florida, Georgia, Maryland, New Jersey, North Carolina, South Carolina and Virginia
Central:  Colorado, Illinois, Indiana, Michigan, Minnesota, Missouri, Tennessee and Texas
West:  Arizona, California, Hawaii, Nevada, New Mexico, Oregon and Washington
Other homebuilding (1)

(1)
Other homebuilding includes certain resort/second home projects in Florida that we plan to build out and liquidate, and holding companies.  In addition, Other homebuilding includes amounts consolidated under the caption “land held under option agreements not owned” and capitalized interest for all homebuilding reporting segments.

The following tables summarize units closed and average revenue per unit:

	For the Three Months Ended June 30,
	2009		2008
		Change		Change
Units Closed
East	851	(21.8)%	1,088	(38.5)%
Central	902	(42.5)%	1,569	(34.8)%
West	544	(56.3)%	1,246	(31.2)%
Other homebuilding	–	(100.0)%	36	(67.3)%
	2,297	(41.7)%	3,939	(35.4)%

Average Revenue Per Unit
East	$269,626	(1.9)%	$274,902	(11.8)%
Central	$171,363	(9.3)%	$188,957	2.4%
West	$295,153	(13.4)%	$340,805	(17.0)%
Other homebuilding	$–	(100.0)%	$332,833	2.1%
Total Home Building	$237,085	(9.5)%	$262,044	(10.0)%

Revenues

Housing revenues significantly decreased for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 primarily due to a significant decrease in the number of units closed and, to a lesser extent, a decrease in average revenue per unit.  For the three months ended June 30, 2009, the number of units closed declined when compared to the three months ended June 30, 2008 as a result of decreases in sales orders caused principally by the challenging market conditions described in the Executive Summary above.  For the three months ended June 30, 2009, average revenue per unit (which is net of customer discounts) decreased primarily as a result of lower prices experienced in most of our markets and increases in customer discounts.  Customer discounts increased to 11.6% of housing revenues for the three months ended June 30, 2009, up from 10.5% for the three months ended June 30, 2008.

Changes in average operating neighborhoods and closings per average neighborhood are outlined in the table below:

	For the Three Months Ended June 30,
	2009		2008
		Change		Change
Average Operating Neighborhoods (1)	447	(21.3)%	568	(16.0)%
Closings Per Average Neighborhood	5.1	(26.1)%	6.9	(23.3)%

(1)	We define a neighborhood as an individual active selling location targeted to a specific buyer segment with greater than ten homes remaining to be sold.

Our neighborhood count as of June 30, 2008 was 543 neighborhoods, and it has steadily decreased to a neighborhood count of 424 as of June 30, 2009.  The drop in neighborhood count, which we expect to continue, is the result of our decision not to reinvest in certain markets, to sell certain properties that did not meet our strategic initiatives and to significantly curtail development spending, which delays the opening of new neighborhoods.  The decrease in average operating neighborhoods has, and may continue to have, a negative impact on sales orders.

Operating Margins

Homebuilding operating margins (consisting of operating loss as a percentage of revenues) decreased to (43.6%) for the three months ended June 30, 2009 as compared to (12.4%) for the three months ended June 30, 2008.  This decrease in homebuilding operating margins was primarily attributable to the timing and amount of our Home Building impairments.  The following table summarizes Home Building land-related impairments and write-offs of deposits and pre-acquisition costs, excluding our share of joint ventures’ impairments (dollars in thousands):

	For the Three Months Ended June 30,
	2009		2008
	Land-related Impairments	Land-related Write-offs	Land-related Impairments	Land-related Write-offs

East	$122,878	$1,140	$34,874	$5,182
Central	–	110	8,465	2,013
West	66,577	–	6,776	2,906
Other homebuilding	11,106	–	–	–
	$200,561	$1,250	$50,115	$10,101

We regularly assess our land holdings, including our lot options, taking into consideration changing market conditions and other factors.  In connection with our quarterly neighborhood assessments, during the quarter ended June 30, 2009, we reviewed approximately 770 neighborhoods and land investments for potential land-related impairments.  Approximately 720 of these neighborhoods and land investments are owned land positions that are either designated as active neighborhoods, are under development but are not considered active neighborhoods, are currently held for sale or will be developed in future periods.  The remaining 50 neighborhoods and land investments represent controlled land positions approved for purchase.  Land-related impairments during the quarter ended June 30, 2009 affected 56 neighborhoods and land investments.  Also, during the three months ended June 30, 2009, we determined it was probable we would not exercise certain lot option contracts, which resulted in writing off deposits and pre-acquisition costs for three option contracts, resulting in a remaining balance of 61 outstanding option contracts at June 30, 2009.

Continued deterioration in demand and market conditions could result in significant additional impairments and a decision to not exercise additional lot option contracts, which would result in additional write-offs.  In addition, we could incur additional losses and impairments related to our joint ventures.  Please refer to “Inventory Valuation” in Critical Accounting Estimates and to Note (D), “Inventories,” of the Notes to Consolidated Financial Statements for additional details on our land holdings.

Home Building selling, general and administrative expenses decreased $89.6 million, or 53.9%, for the three months ended June 30, 2009 when compared to the same period in the prior year.  One of the principal factors contributing to the decrease was a reduction in personnel that resulted in a substantial reduction in compensation and benefit costs.  The number of Home Building employees, excluding sales personnel, was approximately 930 and 3,100 as of June 30, 2009 and 2008, respectively.  We are focused on adjusting our organization in response to current market conditions, and continue to combine divisions and shift divisional activities into central locations to more effectively leverage resources across the organization.  In addition, sales commissions for the three months ended June 30, 2009 decreased in correlation with decreases in housing revenues.  The following table summarizes Home Building selling, general and administrative expenses, or SG&A (dollars in thousands):

	For the Three Months Ended June 30,
	2009		2008
		Change		Change
Compensation and Benefits	$30,395	(58.6)%	$73,447	(40.1)%
Sales Commissions	24,408	(50.7)%	49,461	(42.5)%
Advertising and Marketing	8,759	(45.1)%	15,957	(62.0)%
Other	13,078	(52.2)%	27,350	(43.1)%
Selling, General and Administrative Expenses	$76,640	(53.9)%	$166,215	(44.3)%

SG&A as a Percentage of Revenues	13.9%	(1.9)	15.8%	(0.8)

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

	For the Three Months Ended June 30,
	2009		2008
		Change		Change
Sales Orders (in Units)
East	996	(33.6)%	1,500	(23.0)%
Central	1,172	(33.0)%	1,750	(32.8)%
West	703	(24.6)%	932	(50.8)%
Other homebuilding	–	(100.0)%	33	10.0%
	2,871	(31.9)%	4,215	(34.9)%

Sales Per Average Neighborhood	6.4	(13.5)%	7.4	(22.9)%

	For the Three Months Ended June 30,
	2009		2008
		Change		Change
Average Cancellation Rates
East	19.2%	(1.9)	21.1%	(4.8)
Central	23.5%	(9.7)	33.2%	1.6
West	17.7%	(18.3)	36.0%	1.3
Other homebuilding	–	(5.7)	5.7%	(56.3)
Total Home Building	20.6%	(9.3)	29.9%	(1.3)

	As of
	June 30, 2009		March 31, 2009
		Change		Change
Backlog Units
East	1,895	8.3%	1,750	(28.5)%
Central	1,931	16.3%	1,661	(43.8)%
West	926	20.7%	767	(67.2)%
Other homebuilding	–	–	–	(100.0)%
	4,752	13.7%	4,178	(46.1)%

Backlog Value (in millions)	$1,152	15.3%	$999	(50.4)%

For the three months ended June 30, 2009, sales orders declined substantially in all of the regions in which we do business when compared to the three months ended June 30, 2008.  We expect that the decrease in sales orders will have a negative impact on our closings, at least in the near term.

As previously discussed, we believe the precipitous decrease in sales orders was primarily due to the sustained changes in the economy that significantly reduced homebuyer demand.  The decline in consumer confidence is evidenced by a 63.9% drop in customer traffic during the three months ended June 30, 2009 when compared to the three months ended June 30, 2008.  On the other hand, for orders already in backlog we experienced a decrease in cancellation rates from 29.9% to 20.6% for the three months ended June 30, 2009.

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

Excluding models, total speculative inventory decreased 22.9% to 1,046 units at June 30, 2009 compared to 1,356 units at June 30, 2008.  We have also continued to take actions to reduce our land position.  The following table summarizes our land position:

	As of
	June 30, 2009			March 31, 2009
	Lots Owned	Lots Controlled	Total Lots	Lots Owned	Lots Controlled	Total Lots

East	28,670	2,686	31,356	29,455	3,759	33,214
Central	14,578	2,979	17,557	15,657	2,957	18,614
West	9,796	167	9,963	10,853	329	11,182
Other homebuilding	1,948	–	1,948	1,324	–	1,324
	54,992	5,832	60,824	57,289	7,045	64,334

Change from
previous year	(4.0)%	(17.2)%	(5.5)%	(18.4)%	(61.2)%	(27.2)%

Capitalized costs related to lots owned are included in land under development and land held for development and sale.  Lot counts related to completed homes or homes under construction are excluded from the totals above.  The dollar amounts related to these lot counts are classified as direct construction in our Consolidated Balance Sheets.  The direct construction lot counts as of June 30, 2009 and March 31, 2009 were 4,713 and 4,318, respectively, including 615 and 692, respectively, of lots for model homes completed or under construction.  Included in our total lots are 557 and 1,742 lots controlled through joint venture arrangements as of June 30, 2009 and March 31, 2009, respectively.

We decreased our total land position when compared to March 31, 2009.  The decrease in our land position for the three months ended June 30, 2009 is a result of homes closed during the three months ended June 30, 2009 and our decision to curtail land purchases and exit certain lot option arrangements.  Based on current market conditions, we believe we are oversupplied in total lots in certain markets and will continue to seek opportunities to reduce our land position.  These steps may include one or more sales of land.  As compared to June 30, 2008, our total land position at June 30, 2009 decreased by 20,492 lots or 25.2%.  Our total land position peaked at March 31, 2006 at 295,721 lots.  We have decreased our total land position each consecutive quarter since then.

Regional Discussion

Changes in revenues and operating earnings (loss) for our homebuilding reporting segments are outlined in the table below (dollars in thousands):

	For the Three Months Ended June 30,
	2009		2008
		Change		Change
Revenues
East	$232,977	(24.4)%	$308,039	(45.3)%
Central	154,971	(48.0)%	298,179	(33.5)%
West	162,598	(62.1)%	429,187	(42.8)%
Other homebuilding	556	(96.1)%	14,294	(66.5)%
	$551,102	(47.5)%	$1,049,699	(41.8)%

Operating Earnings (Loss)
East	$(140,605)	62.0%	$(86,801)	NM
Central	636	(104.7)%	(13,470)	(344.5)%
West	(81,751)	168.2%	(30,487)	(79.0)%
Other homebuilding	(18,537)	NM	461	(101.2)%
	$(240,257)	84.4%	$(130,297)	(24.1)%
NM = Not Meaningful

East

Revenues for the three months ended June 30, 2009 decreased 24.4% when compared to the three months ended June 30, 2008 primarily due to substantial decreases in units closed.  Ten of the fifteen markets in the East region experienced decreases in the number of units closed, with the most pronounced decreases occurring in the Atlanta and Orlando markets.  Average revenue per unit decreased 1.9%, which represents the smallest percentage decrease in average revenue per unit realized by any of our regions.  Sales orders decreased 33.6% when compared to the three months ended June 30, 2008, primarily due to a 63.7% decrease in customer traffic.  Sales orders decreased by more than 30% in nine of the fifteen markets within the East region.  The largest percentage decrease in sales orders occurred in the Myrtle Beach market, and the D.C. Metro market continues to exhibit the smallest decrease in sales orders within the region.

When compared to the three months ended June 30, 2008, the East region operating loss increased $53.8 million to a loss of $140.6 million for the three months ended June 30, 2009.  The increase in our operating loss was primarily due to increases in land-related impairments in the New Jersey, Florida and D.C. Metro markets, partially offset by improvements in operating earnings by seven of the fifteen markets within the East region.  The Myrtle Beach, Charleston, Hilton Head and Raleigh markets were the only markets in the East region that realized operating earnings during the three months ended June 30, 2009.

Central

Revenues for the three months ended June 30, 2009 decreased 48.0% primarily due to a 42.5% decrease in units closed and, to a lesser extent, a 9.3% decrease in average revenue per unit when compared to the three months ended June 30, 2008.  Seven of the nine markets within the Central region experienced at least a 20% decrease in revenues when compared to the three months ended June 30, 2008, while five of the nine markets experienced a 40% or greater decrease in revenues.  The largest decrease in the number of units closed occurred in the Dallas/Fort Worth market.  Houston was the only market within the Central region to achieve an increase in revenues and units closed.  All markets within the Central region realized a decrease in average revenue per unit, with the largest decreased sustained in the Illinois market.  Sales orders decreased 33.0% when compared to the three months ended June 30, 2008 with the largest decrease in the number of sales orders occurring in the San Antonio, Central Texas and Dallas/Fort Worth markets.  Also contributing to the decrease in sales orders was our decision to build out and not reinvest in the Detroit, Denver and Columbus markets.  The decrease in sales orders was impacted by a 49.6% decrease in customer traffic.  On the other hand, cancellation rates for units already in backlog decreased from 33.2% to 23.5% for the three months ended June 30, 2009.

The Central region recognized operating earnings of $0.6 million for the three months ended June 30, 2009, an improvement of $14.1 million as compared to the three months ended June 30, 2008.  This improvement in operating earnings was primarily the result of a reduction in land-related impairments and write-offs incurred in the three months ended June 30, 2009 to $0.1 million, as compared to $10.5 million recorded during the three months ended June 30, 2008.  The Texas markets were the only markets within the Central region to report operating earnings for the three months ended June 30, 2009.

West

Revenues for the three months ended June 30, 2009 decreased 62.1% when compared to the three months ended June 30, 2008.  The decrease in revenues was primarily due to a 56.3% decrease in units closed and a 13.4% decrease in average revenue per unit.  Eight of the thirteen markets within the West region realized at least a 40% decrease in revenues and units closed.  The Portland and Southern California Coastal markets were the only markets within the West region to experience an increase in revenues and units closed.  The decrease in average revenue per unit for the West region during the three months ended June 30, 2009 is the largest decline in average revenue per unit incurred by all of our regions.  Contributing to the decrease in average revenue per unit was an increase in discounts from 10.7% for the three months ended June 30, 2008 to 16.0%, and a decrease in the number of units closed in the Hawaii market, which tends to have higher sales prices.  Sales orders decreased 24.6% when compared to the three months ended June 30, 2008.  Contributing to the decrease in sales orders was a 38.0% decrease in average operating neighborhoods, which was a significant factor in the 74.3% decrease in customer traffic.  On the other hand, cancellation rates improved 18.3 percentage points to 17.7% for the three months ended June 30, 2009.  All markets within the West region experienced significant decreases in sales orders, except for the Southern California Coastal, Hawaii and Portland markets.

Operating loss for the three months ended June 30, 2009 was $81.8 million, a $51.3 million increase when compared to the three months ended June 30, 2008.  The increase in the operating loss is primarily attributable to a

$59.8 million increase in land-related impairments and our share of a joint venture’s impairment in Los Angeles amounting to $9.9 million.  The majority of the land-related impairments were recognized by the Central Valley market.  Although the Southern California Coastal market was the only market within the West region to achieve operating earnings for the three months ended June 30, 2009, five of the thirteen markets within the West region, including the Southern California Coastal market, improved their operating results when compared to the same period of the prior year.

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

For the three months ended June 30, 2009, the Other homebuilding region experienced an operating loss of $18.5 million as compared to operating earnings of $0.5 million in the three months ended June 30, 2008.  The increase in operating loss was the result of the recognition of $11.1 million in land-related impairments during the three months ended June 30, 2009.  Substantially all of this land-related impairment was recognized by our resort/second home projects in Florida.

FINANCIAL SERVICES

The Financial Services segment is engaged in the residential mortgage lending business for purchasers of homes sold by our homebuilding operations, as well as other financial services that are in large part related to the making of residential mortgage loans.  In prior periods, its operations also included mortgage lending and other related services for purchasers of homes sold by third parties, refinancing of existing mortgages, and the sale of property and casualty insurance.

Because of the significant disruptions in the mortgage markets and the related reductions in market liquidity, Financial Services made the decision to cease the origination of Retail loans in July 2008.  As a result, Financial Services, which originally operated approximately 80 retail branches, ceased originating Retail loans during the fourth quarter of fiscal year 2009.

Since our exit from the Retail loan market, we have focused our mortgage operations on originating loans for homes we sell, which we refer to as Builder loans.  Retail loans represented 64.3% of total mortgage originations during the three months ended June 30, 2008.  The elimination of substantially all Retail loans has had and is expected to continue to have a significant adverse effect on our origination volume and on Financial Services operating results.  In addition, in efforts to streamline our operations and, in part, due to the exit from the Retail loan market, we transitioned the origination of Builder loans to a centralized production model as of March 31, 2009.

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

Generally, our business strategy is to originate and sell loans rather than hold them, which reduces our capital investment and related risks.  We remain liable for certain limited representations and warranties related to mortgage loan sales.  CTX Mortgage Company, LLC funds its mortgage loans with internally generated capital and a committed mortgage warehouse credit facility.

The following summarizes Financial Services results (dollars in thousands):

	For the Three Months Ended June 30,
	2009		2008
		Change		Change
Revenues	$22,871	(70.1)%	$76,423	(22.0)%
Cost of Revenues	(2,095)	(55.7)%	(4,725)	(77.6)%
Selling, General and Administrative Expenses	(33,769)	(48.5)%	(65,631)	5.9%
Operating Loss	$(12,993)	(314.2)%	$6,067	(59.5)%
Operating Margin	(56.8)%	(64.7)	7.9%	(7.4)

Net Interest (Expense) Income	$(16)	(100.7)%	$2,152	(61.2)%

Average Interest Earning Assets	$142,363	(66.8)%	$428,687	(70.0)%
Average Yield	4.88%	(1.14)	6.02%	(1.27)
Average Interest Bearing Liabilities	$75,725	(80.1)%	$380,167	(72.6)%
Average Rate Paid	9.26%	4.50	4.76%	(1.22)

Financial Services revenues for the three months ended June 30, 2009 decreased as compared to the three months ended June 30, 2008 due to decreases in gain on sale of mortgage loans, broker fees, title income and interest income.  These decreases are due to decreases in the volume of originated loans due to, among other things, reductions in the number of homes sold by our Home Building operations and the elimination of our Retail loan operations.  Also contributing to the decrease in interest income was a decrease in average yield.  Interest accruals are suspended, except for interest accruals related to insured mortgage loans, when the mortgage loan becomes contractually delinquent for 90 days or more.  At June 30, 2009 and 2008, mortgage loans on which revenue was not being accrued were $102.3 million and $206.4 million, respectively.  For the three months ended June 30, 2009, cost of revenues, which is primarily comprised of interest expense, declined as compared to the three months ended June 30, 2008 as a result of decreases in average interest bearing liabilities.  Included in interest expense are fees paid to banks for a Financial Services committed warehouse facility and letters of credit.  Excluding these fees, Financial Services average interest rates paid for the three months ended June 30, 2009 and 2008 were 2.6% and 3.7%, respectively.

The decrease in selling, general and administrative expenses for the three months ended June 30, 2009 reflects decreases in branch operating expenses, branch and corporate compensation, and sales incentives as a result of Financial Services exit from the Retail loan market, which was initiated in July 2008 and completed by March 31, 2009, and its transition to a centralized mortgage production model during the quarter ended March 31, 2009.  These decreases were partially offset by $2.3 million of expense accrued during the three months ended June 30, 2009, related to Financial Services response to increased regulatory review at the state level.  In addition, total loss provisions and impairments increased $7.8 million as compared to June 30, 2008.  The following table summarizes Financial Services loss provisions and impairments of real estate owned (dollars in thousands):

	For the Three Months Ended June 30,
	2009	2008

Provision for (Recovery of) Losses on Mortgage Loans	$(2,379)	$646
Impairments of Real Estate Owned	2,153	2,067
Anticipated Losses for Loans Originated and Sold	13,716	2,928
Total Provisions for Losses and Impairments (1)	$13,490	$5,641

(1)
For additional information on Financial Services provisions, please refer to our Critical Accounting Estimates, “Mortgage Loan Allowances and Related Reserve,” and Note (C), “Mortgage Loans Receivable,” of the Notes to Consolidated Financial Statements.

The provision for losses on mortgage loans recorded during the three months ended June 30, 2009 was primarily the result of gains recognized on the sale of nonperforming loans.  The increased impairments of real estate owned during the three months ended June 30, 2009 related to, among other things, a continued decline in homebuyer demand subsequent to acquisition of the real estate by Financial Services.  The increase in anticipated losses for loans originated and sold for the three months ended June 30, 2009 was primarily related to an increase in investor repurchase and indemnification requests.  Although Financial Services is contesting many of these requests, we believe that an increased volume of requests under current market conditions in the mortgage industry warranted an increase in our reserves.

The decrease in operating margin for the three months ended June 30, 2009 was primarily attributable to the increase in anticipated losses for loans originated and sold.

The following table provides a comparative analysis of the volume of loan sales to investors (third parties) and the gains on those sales and related derivative activity, known collectively as “gain on sale of mortgage loans” for the three months ended June 30, 2009 and 2008 (dollars in thousands, except for average loan size and volume):

	For the Three Months Ended June 30,
	2009		2008
		Change		Change
Loan Sales to Investors
Volume (in millions)	$379.9	(76.4)%	$1,608.1	(31.7)%
Number of Loans Sold	1,800	(77.8)%	8,093	(25.4)%
Gain on Sale of Mortgage Loans	$6,820	(77.5)%	$30,311	(21.5)%
Average Loan Size	$211,077	6.2%	$198,700	(8.4)%

Gain on sale of mortgage loans decreased for the three months ended June 30, 2009 due to a decrease in the volume of originated loans.

We track loan applications until such time as the loan application is closed as an originated loan or cancelled.  The application data presented below includes loan applications that resulted in originated loans in the period presented and applications for loans scheduled to close in subsequent periods.

	For the Three Months Ended June 30,
	2009		2008
		Change		Change
Open Applications - Beginning	3,726	(75.3)%	15,107	(14.4)%
New Applications	4,326	(87.0)%	33,324	21.0%
Cancelled Applications	(2,325)	(90.8)%	(25,154)	76.9%
Originated Loans	(1,776)	(78.6)%	(8,285)	(30.9)%
Open Applications - Ending	3,951	(73.6)%	14,992	(21.0)%

The table below provides a comparative analysis of mortgage loan originations:

	For the Three Months Ended June 30,
	2009		2008
		Change		Change
Origination Volume (in millions)	$368.2	(78.3)%	$1,694.0	(38.9)%
Number of Originated Loans
Builder	1,776	(39.9)%	2,957	(34.9)%
Retail	–	(100.0)%	5,328	(28.5)%
	1,776	(78.6)%	8,285	(30.9)%

Average Loan Size – Originated Loans	$207,327	1.4%	$204,480	(11.5)%

Total originations for the three months ended June 30, 2009 decreased primarily as a result of a decline in homebuyer demand and our exit from the Retail loan market.  Due to our exit from the Retail loan market, we did not have any refinancing activity for the three months ended June 30, 2009.  Refinancing activity accounted for 20% of our originations for the three months ended June 30, 2008.  For the three months ended June 30, 2009 and 2008, we originated 81% and 82% of the non-cash unit closings of Home Building customers, respectively.

OTHER

Our Other segment includes corporate general and administrative expense, interest income and interest expense.  The following summarizes the components of the Other segment’s loss from continuing operations before income tax (dollars in thousands):

	For the Three Months Ended June 30,
	2009		2008
		Change		Change
Corporate General and Administrative Expense	$(44,705)	(23.8)%	$(58,639)	30.4%
Interest Expense (1)	(26,355)	326.5%	(6,180)	100.0%
Other Income	2,091	(66.8)%	6,302	27.9%
Operating Loss	$(68,969)	17.9%	$(58,517)	46.1%

(1)
Due to the reduction in homebuilding inventories, our debt level exceeded our inventory subject to capitalization during the three months ended June 30, 2009 and 2008.  As a result, a portion of the interest incurred during the three months ended June 30, 2009 and 2008 was charged directly to interest expense.

Corporate general and administrative expense represents corporate employee compensation and benefits (including severance costs), professional and legal costs (including claim and litigation costs), and other corporate costs such as investor communications, rent, utilities and travel costs.  The following table summarizes corporate general and administrative expense (dollars in thousands):

	For the Three Months Ended June 30,
	2009		2008
		Change		Change
Compensation and Benefits	$19,244	(40.1)%	$32,128	(13.9)%
Professional and Legal Costs	17,883	13.3%	15,778	398.0%
Rent and Utilities	1,776	(26.6)%	2,419	44.5%
Other	5,802	(30.2)%	8,314	194.3%
General and Administrative Expense	$44,705	(23.8)%	$58,639	30.4%

The decrease in corporate general and administrative expense in the three months ended June 30, 2009 versus the same period in the prior year is primarily related to decreases in compensation and benefits as a result of a substantial decrease in the number of corporate employees.  The increase in professional and legal costs is primarily related to costs incurred in connection with the proposed merger transaction, as well as tax-related professional fees.

INCOME TAXES

We recognized an income tax benefit from continuing operations of $407.3 million and $13.6 million for the three months ended June 30, 2009 and 2008, respectively.  Our effective tax rate from continuing operations was 126.4% and 7.5% for the three months ended June 30, 2009 and 2008, respectively.  Our effective tax rate from continuing operations differed from the federal statutory rate primarily as a result of changes in the liability associated with unrecognized tax benefits and the related accrued interest and penalties and changes in the deferred tax asset valuation allowance.  For additional information regarding our valuation allowance and liability for unrecognized tax benefits, see Note (J), “Income Taxes,” of the Notes to Consolidated Financial Statements.

DISCONTINUED OPERATIONS

Home Services

On April 3, 2008, we completed the sale of our home services operations to an unrelated third party and received $131.1 million in cash.  For the three months ended June 30, 2008, discontinued operations for our home services operations included a $39.2 million pre-tax gain on sale.

For additional information on our discontinued operations, see Note (L), “Discontinued Operations,” of the Notes to Consolidated Financial Statements.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flows

The consolidating net cash used in or provided by our operating, investing and financing activities for the three months ended June 30, 2009 and 2008 is summarized below (dollars in thousands).  See “Statements of Consolidated Cash Flows” for the detail supporting this summary.

	For the Three Months Ended June 30,
	2009	2008
Net Cash Provided by (Used in)
Operating Activities	$195,492	$552,791
Investing Activities	(737)	110,492
Financing Activities	(115,946)	(14,738)
Net Increase in Cash	$78,809	$648,545

In accordance with the provisions of Statement of Financial Accounting Standards, or SFAS, No. 95, “Statement of Cash Flows,” the Statements of Consolidated Cash Flows have not been restated for discontinued operations.  As a result, cash flows related to our home services operations, if any, are included in the table above.  Significant components of cash flows from discontinued operations are discussed below.

We currently fund Home Building operating and other short-term liquidity needs through available cash on hand, cash provided by operations and short-term borrowings, if required, and we fund our Financial Services operating and other short-term liquidity needs through a committed mortgage warehouse credit facility and cash flows from operations.  For the three months ended June 30, 2009, our operating cash was primarily provided by federal income tax refunds resulting from the carryback of the fiscal year 2009 net operating loss to prior years and home sales from our homebuilding operations.  Cash used in financing activities during the three months ended June 30, 2009 was primarily related to the deposit of $48.5 million to meet the fourth quarter fiscal year 2009 liquidity reserve requirement of our multi-bank revolving credit facility, which is described below, and the net repayment of $70.0 million in debt under our mortgage warehouse facilities.

During the three months ended June 30, 2008, cash from operating activities was primarily provided by home and land sales from our homebuilding operations, federal income tax refunds resulting from the carryback of the fiscal year 2008 net operating loss to prior years, and decreases in mortgage loans held for sale, as aggregate loan sales exceeded investment in new mortgage loans.  Cash from investing activities during the three months ended June 30, 2008 was primarily derived from the sale of our home services operations totaling $131.1 million, partially offset by capital contributions of $40.5 million made to Home Building joint ventures.  Cash used in financing activities during the three months ended June 30, 2008 was primarily for the repayment of $71.7 million in senior notes and other debt.

Discontinued Operations

The discontinued operations reflected in our cash flows for the three months ended June 30, 2009 and 2008, including our home services operations, did not require significant capital resources nor did they provide significant liquidity during these periods, excluding the cash proceeds received on the sale.  As a result, our liquidity and capital resources have not been materially impacted by the sale of these operations.

Credit Facilities and Liquidity

Our credit facilities as of June 30, 2009 are summarized below (dollars in thousands):

	Credit Facilities	Available Capacity

Multi-Bank Revolving Credit Facility	$500,000	$196,639
Financial Services Secured Credit Facility	100,000	53,057

	$600,000	$249,696

We maintain a $500 million committed, unsecured, multi-bank revolving credit facility, maturing in July 2010 that provides funding for general corporate purposes and letters of credit.  The revolving credit facility includes a borrowing base limitation that applies whenever we do not have an investment grade senior unsecured debt rating from at least two of the following rating agencies:  Standard & Poor’s, or S&P, Moody’s Investors Service, or Moody’s, and Fitch Ratings, or Fitch.  At June 30, 2009, we did not have investment grade ratings and were therefore subject to the borrowing base limitation.  At June 30, 2009, our long-term debt ratings were BB-, Ba3 and BB from S&P, Moody’s and Fitch, respectively.  Under the borrowing base limitation, the sum of the net senior debt (as defined in the credit agreement), any amounts drawn on the revolving credit facility for direct borrowings and outstanding financial letters of credit cannot exceed an amount calculated by applying certain percentages to various categories of unencumbered homebuilding inventory and other assets.  We had no amounts drawn on the revolving credit facility for direct borrowings at June 30, 2009 or at any time during the three months then ended.  As of June 30, 2009, we had $303.4 million of outstanding letters of credit under our facility, including $116.4 million of financial letters of credit.  Financial letters of credit are generally issued as a form of financial or payment guaranty.  At June 30, 2009, available capacity amounts for the revolving credit facility were also further subject to certain limitations by features in our credit facility commonly referred to as anti-cash hoarding provisions.

In addition, our credit facility includes an interest coverage ratio, which determines whether we are required to establish a liquidity reserve deposit.  If the interest coverage ratio is less than 2 to 1, we are required to establish a liquidity reserve of cash balances to be maintained in segregated accounts with certain lenders in the credit facility.  These amounts are not subject to a security interest, but are classified as restricted cash in our Consolidated Balance Sheets.  The amount of the liquidity reserve is equal to eight times consolidated net interest expense (as defined in the credit agreement) for the most recent completed fiscal quarter.

We may withdraw or must increase amounts on deposit in the liquidity reserve at the end of each fiscal quarter if the amount on deposit exceeds or is below the amount required for that fiscal quarter.  We may withdraw all amounts on deposit once we satisfy the interest coverage ratio of 2 to 1.  At June 30, 2009, the liquidity reserve requirement on deposit was $403.5 million.

In connection with the pending merger with Pulte, on August 4, 2009, we gave notice to Bank of America, N.A., as administrative agent under the credit facility, of the termination of the total commitment under the facility, subject to, and effective as of, the closing of the merger.  For additional information on the termination of this facility, please refer to Note (M), “Subsequent Events,” of the Notes to Consolidated Financial Statements.

Our outstanding debt (in thousands) as of June 30, 2009 was as follows (due dates are presented in fiscal years):

Senior Debt:
Senior Notes, weighted-average 6.04%, due through 2017	$3,102,837
Land Acquisition Notes and Other, weighted-average 5.48%, due through 2018	3,285
3,106,122

Financial Services Mortgage Warehouse Facility, weighted-average 2.79%	49,038
$3,155,160

Our homebuilding operations also have certain obligations under our joint venture arrangements, community district development bonds and other special financing districts.  See Note (G), “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements for further discussion of these obligations.

We have recorded a liability for unrecognized tax benefits in accordance with Financial Accounting Standards Board, or FASB, Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” or FIN 48.  At March 31, 2009, accrued liabilities included $526.1 million in unrecognized tax benefits, accrued interest and penalties (which excludes the tax benefit relating to the deductibility of interest and state income tax).  As discussed in Note (J), “Income Taxes,” of the Notes to the Consolidated Financial Statements, on May 18, 2009, Centex and the IRS settled several disputed tax issues relating to the audit of its federal income tax returns for fiscal years 2001 through 2004.  The disputed issues related primarily to our use of net operating losses, among other items.  The settlement resulted in a tax liability of approximately $63 million of which $62 million was paid in June 2006.  On May 26, 2009, we received a Revenue Agent’s Report from the IRS proposing certain adjustments to our federal income tax returns for fiscal years 2005 and 2006.  In addition, on May 28, 2009, we settled several disputed tax issues relating to our California income tax returns for fiscal years 2000 through the current period.  As a result of these developments, in connection with our quarterly assessment, we adjusted our liability for unrecognized tax benefits and the related accrued interest and penalties resulting in an income tax benefit of $372.0 million during the three months ended June 30, 2009.  In addition, $8.9 million of the liability for unrecognized tax benefits was reclassified to current income taxes payable in connection with the amounts agreed/settled as payable by us to the taxing jurisdictions.  At June 30, 2009, accrued liabilities included $146.4 million in unrecognized tax benefits, accrued interest and penalties (excluding the tax benefit relating to the deductibility of interest and state income tax).  Due to the nature of these liabilities and ongoing examinations by taxing authorities, we are unable to reasonably estimate during which future periods our FIN 48 accrued liabilities will ultimately be paid or settled.

The multi-bank credit facility contains certain financial covenants.  We are required to maintain compliance with the borrowing base at all times and meet a tangible net worth minimum and not exceed a certain leverage ratio each quarter.For the quarter ended June 30, 2009, we were in compliance with all of our multi-bank credit facility financial covenants as shown in the table below (dollars in thousands):

	Required Level	Actual Level

Leverage Ratio	≤ 65.0%	55.4%
Excess Tangible Net Worth	Greater than $0	$453,188
Excess Borrowing Base	Greater than $0	$297,894
Liquidity Reserve Deposit	$380,187	$403,500

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

At June 30, 2009, CTX Mortgage Company, LLC had one committed mortgage warehouse credit facility with a commitment of $100 million which expires in October 2009.  At June 30, 2009, the available capacity under this warehouse facility was $53.1 million.  Under the committed mortgage warehouse credit facility, the bank has the right to convert the facility to an amortizing loan based on the ultimate sale of the underlying collateral and not to purchase any additional mortgage loans under the warehouse facility if our long-term unsecured debt ratings fall below a specified level.  At June 30, 2009, CTX Mortgage Company, LLC had outstanding $2.1 million of short-term debt under a $100 million committed mortgage warehouse credit facility that expired on May 30, 2009.  The $2.1 million outstanding represents the remaining balance under the facility and will be repaid as the related mortgage loans are sold in the ordinary course of business.

If the $100 million committed mortgage warehouse credit facility is not renewed or replaced upon its expiration, Financial Services would need to make other financing arrangements to fund its mortgage loan origination activities, or Centex Corporation may be required to fund Financial Services loan originations and make additional capital contributions to Financial Services.  Although we believe that Financial Services could broker loans to other mortgage companies, sell loans directly to FNMA, or arrange for alternative financing that is common for other homebuilders and mortgage companies, there can be no assurance that such financing would be available on satisfactory terms, and any delay in obtaining such financing could adversely affect the results of operations of Financial Services.  In addition, as of June 30, 2009, CTX Mortgage Company, LLC was not in compliance with a financial eligibility requirement included in its master loan sale agreement with FNMA.  This breach does not automatically trigger any changes to the agreement, and FNMA has made no indication it will pursue any remedies as a result of the breach.  We believe we could negotiate a waiver with FNMA, if necessary; however, if we were unable to sell mortgage loans under the FNMA agreement, we would need to make other arrangements to sell certain mortgage loans or could be required to hold such mortgage loans for an extended period.  There can be no assurance that such alternative mortgage sale arrangements would be available on satisfactory terms, and any delay in obtaining such arrangements could adversely affect the results of operations of Financial Services.

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

We believe that our cash on hand and existing and future sources of funding, cash flow from operations and our committed credit facilities are adequate to meet our currently anticipated operating needs, capital expenditures, letter of credit needs and debt service requirements for at least the next twelve months.  As a supplement to our cash provided by operations, we may elect to sell certain non-strategic assets.  There can be no assurance that such sales could be completed on terms or within a timeframe acceptable to us in order to create additional cash flow.  In addition, our future liquidity and capital requirements may vary depending on a number of factors, including market conditions in the homebuilding industry, the availability of financing to homebuyers, the level of competition and general and economic factors beyond our control.  These and other developments could reduce our cash flow, cause us to incur additional losses, cause us not to be in compliance with financial and other covenants and require that we seek amendments or waivers to our credit facilities to ensure continued availability of committed debt financing.  We cannot predict what effect these factors will have on our future liquidity.  For additional information on factors impacting our liquidity and capital resources, please refer to Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, or our 2009 Form 10-K.

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

A summary of our Home Building joint ventures is presented below:

	As of June 30, 2009			As of March 31, 2009
	Number of JVs (1)	Investments	Centex’s Share of Debt (2)	Number of JVs (1)	Investments	Centex’s Share of Debt (2)

Unleveraged Joint Ventures	27	$124,856	$–	29	$133,149	$–
Joint Ventures with Debt:
Repayment Guarantee (3)	1	899	3,819	1	836	4,357
Completion Guarantee (4)	2	2,084	–	3	2,519	84,861
	30	127,839	3,819	33	136,504	89,218
No Recourse or Guarantee	2	–	–	4	–	35,385

	32	$127,839	$3,819	37	$136,504	$124,603

(1)
The number of joint ventures includes unconsolidated Home Building joint ventures for which we have an investment balance as of the end of the period and/or current fiscal year activity.  We were the managing member of 18 and 22 of the active joint ventures as of June 30, 2009 and March 31, 2009, respectively.  The number of joint ventures includes 11 and 13 joint ventures as of June 30, 2009 and March 31, 2009, respectively, for which substantially all of the joint ventures’ activities are complete.

(2)
Centex’s share of debt represents our maximum exposure related to the joint ventures’ debt at each date.  Amounts shown in the column as of June 30, 2009 do not include $34.9 million in debt-related and other joint venture obligations recorded as accrued liabilities in our Consolidated Balance Sheets..

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

Total joint venture debt outstanding as of June 30, 2009 and March 31, 2009 was $166.8 million and $270.3 million, respectively, which includes certain joint venture debt of a joint venture in bankruptcy that is not included in the table above and has no recourse to us.  Debt agreements for joint ventures vary by lender in terms of structure and level of recourse.  For certain of the joint ventures, we are also liable on a contingent basis, through other guarantees, letters of credit or other arrangements, with respect to a portion of the construction debt.  Additionally, we have agreed to indemnify the construction lender for certain environmental liabilities in the case of most joint ventures.  We have recorded obligations in our financial statements to reflect our share of certain completion and repayment guarantees.

During the past several fiscal periods, we have worked to reduce exposure to our leveraged joint ventures.  During the quarter ended June 30, 2009, we paid or otherwise restructured our share of certain joint venture debt, significantly reducing our joint venture related obligations.

Two of our joint ventures were in default as of June 30, 2009.  Our obligation for one of the joint ventures in default was $22.5 million, which we have recorded at June 30, 2009.  We have satisfied our obligation under a completion guarantee for the other joint venture in default as of June 30, 2009.

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

Mortgage Loan Allowances and Related Reserve

Financial Services has established a liability for anticipated losses associated with mortgage loans originated and sold based upon, among other things, historical loss rates, current trends in loan originations and geographic location of the underlying collateral.  This liability includes losses and settlements associated with certain borrower payment defaults, credit quality issues, or alleged misrepresentations and reflects our judgment of the loss exposure at the end of the reporting period.  Please refer to Note (G), “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements for additional information on this reserve as of June 30, 2009 and March 31, 2009.

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

From time to time, Financial Services will be required to repurchase certain loans we originated and sold to third parties under the representations and warranty provisions in our loan sale agreements.  If a repurchased loan is performing, it is classified as a mortgage loan held for sale and will most likely be sold to a third party.  If a repurchased loan is nonperforming, the loan and its related allowance are classified as other mortgage loans.  In addition, Financial Services will foreclose on certain nonperforming construction loans, as well as repurchased nonperforming loans.  We establish an allowance for loans in foreclosure based on our historical loss experience and current loss trends.  Please refer to Note (C), “Mortgage Loans Receivable,” of the Notes to Consolidated Financial Statements for additional information on our other mortgage loans and the related allowance as of June 30, 2009 and March 31, 2009.

If a nonperforming loan becomes current, it is reclassified to mortgage loans held for sale.  For all other nonperforming loans, we proceed to foreclose on the loan.  Real estate acquired through foreclosure is initially recorded at estimated fair value less costs to sell and subsequently carried at the lower of cost or estimated fair value less costs to sell.  The carrying value of all property acquired through foreclosure is classified as real estate owned and included as a component in other inventory in the accompanying Consolidated Balance Sheets.  At June 30, 2009 and March 31, 2009, the carrying value of real estate owned was $16.2 million and $16.4 million, respectively.

Although we consider our mortgage loan allowances and related reserve reflected in our Consolidated Balance Sheets at June 30, 2009 to be adequate, there can be no assurance that these allowances and related reserve will prove to be sufficient over time to cover ultimate losses in connection with our loan originations.  These allowances and related reserve may prove to be inadequate due to unanticipated adverse changes in the economy, the mortgage market, or discrete events adversely affecting specific customers.

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

For the quarter ended June 30, 2009, discount rates used in our estimated discounted cash flow assessments ranged from 10% to 19%, with an average discount rate of 16%.

Our quarterly assessments reflect management’s estimates, which we believe are reasonable; however, if homebuilding market conditions continue to deteriorate, or if the current challenging market conditions continue for an extended period, future results could differ materially from management’s judgments and estimates.

Land Held Under Option Agreements Not Owned and Other Land Deposits

Under certain land option agreements with unaffiliated entities, we pay a stated deposit in consideration for the right to purchase land at a future time, usually at predetermined prices.  We evaluate these entities in accordance with the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised, or FIN 46, which require us to consolidate the financial results of a variable interest entity if we are its primary beneficiary.  Variable interest entities are entities in which (1) equity investors do not have a controlling financial interest and/or (2) the entity is unable to finance its activities without additional subordinated financial support from other parties.  The primary beneficiary of a variable interest entity is the owner or investor that absorbs a majority of the variable interest entity’s expected losses and/or receives a majority of the variable interest entity’s expected residual returns. If we determine that we are the primary beneficiary, we consolidate the assets and liabilities of the variable interest entity.

We determine if we are the primary beneficiary based upon analysis of the variability of the expected gains and losses of the variable interest entity.  Expected gains and losses of the variable interest entity are highly dependent upon our estimates of the variability and probabilities of future land prices and the probabilities of expected cash flows and entitlement risks related to the underlying land, among other factors.  We perform our analysis at the inception of each land option agreement.  Local market personnel are actively involved in our evaluation, including the development of our estimates of expected gains and losses of the variable interest entity.  To the extent an option agreement is significantly modified or amended, the agreement is reevaluated pursuant to FIN 46.  Based on our evaluation, if we are the primary beneficiary of those entities for which we have entered into land option agreements, the variable interest entity is consolidated.  To the extent financial statements or other information is available, we consolidate the assets and liabilities of the variable interest entity.  If financial statements for the variable interest entity are not available, we record the remaining purchase price of land in the Consolidated Balance Sheets under the caption, “land held under option agreements not owned,” with a corresponding increase in noncontrolling interests.  See Note (D), “Inventories,” of the Notes to Consolidated Financial Statements for further discussion on the results of our analysis of land option agreements.

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

We periodically evaluate whether events and circumstances have occurred that indicate the remaining balance of goodwill may not be recoverable.  Fair value is estimated using a discounted cash flow or market valuation approach.  Key assumptions utilized in our discounted cash flow model include estimated future sales levels, estimated costs of revenues, varying discount rates and working capital constraints as they principally relate to estimated future inventory levels.  Material variations of these assumptions may have a significant impact to the carrying value of goodwill.  We did not record any impairments of goodwill during the quarters ended June 30, 2009 and 2008.

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

In accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” or SFAS 109, we assess, on a quarterly basis, the realizability of our deferred tax assets.  A valuation allowance must be established when, based upon the evaluation of all available evidence, it is more likely than not that all or a portion of the deferredtax assets will not be realized.  Realization of deferred tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies and reversals of existing taxable temporary differences.  SFAS 109 provides that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years or losses expected in early future years.  Please refer to Note (J), “Income Taxes,” of the Notes to Consolidated Financial Statements regarding our valuation allowance.

The federal statute of limitations has expired for our federal tax returns filed for tax years through March 31, 2000.  On May 18, 2009, Centex and the IRS settled several disputed tax issues relating to the audit of its federal income tax returns filed for fiscal years 2001 through 2004.  The disputed issues related primarily to our use of net operating losses, among other items.  The settlement resulted in a tax liability of approximately $63 million of which $62 million was paid in June 2006.  On May 26, 2009, we received a Revenue Agent’s Report from the IRS proposing certain adjustments to our federal income tax returns for fiscal years 2005 and 2006.  We believe that our fiscal years 2005 and 2006 tax return positions are supported and will vigorously dispute the proposed adjustments.  In addition, on May 28, 2009, we settled several disputed tax issues relating to our California income tax returns for fiscal years 2000 through the current period.

As a result of these developments, in connection with our quarterly assessment, we adjusted our liability for unrecognized tax benefits resulting in an income tax benefit of $372.0 million during the three months ended June 30, 2009.  For additional information with regard to our liability for unrecognized tax benefits, please refer to Note (J), “Income Taxes,” of the Notes to Consolidated Financial Statements.

           The estimated liability for unrecognized tax benefits is periodically assessed for adequacy and may be affected by changing interpretations of laws, rulings by tax authorities, certain changes and/or developments with respect to audits, and expiration of the statute of limitations.  The outcome for a particular audit cannot be determined with certainty prior to the conclusion of the audit and, in some cases, appeal or litigation process.  The actual benefits ultimately realized may differ from our estimates.  As each audit is concluded, adjustments, if any, are appropriately recorded in our financial statements.  Additionally, in future periods, changes in facts, circumstances, and new information may require us to adjust the recognition and measurement estimates with regard to individual tax positions.  Changes in recognition and measurement estimates are recognized in the period in which the change occurs.  For additional information regarding our liability for unrecognized tax benefits, please refer to Note (J), “Income Taxes,” of the Notes to Consolidated Financial Statements.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”).  Under the provisions of SFAS 160, a noncontrolling interest in a subsidiary, or minority interest, must be classified as equity and the amount of consolidated net income specifically attributable to the minority interest must be clearly identified in the statement of consolidated earnings.  SFAS 160 also requires consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling interest retained in a deconsolidation.  We adopted SFAS 160 as of April 1, 2009, and the retrospective presentation and disclosure requirements outlined by SFAS 160 have been incorporated into this report.  The adoption of SFAS 160 did not have a material impact on our consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008.  On April 1, 2009, we adopted SFAS No. 157 for these assets and liabilities.  The adoption of the Statement did not have a material impact on our consolidated financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” which clarifies that unvested share-based awards with a right to receive nonforfeitable dividends are participating securities for purposes of applying the two-class method of computing earnings per share.  This FSP was effective for us on April 1, 2009 and requires retrospective application.  The application did not have a material impact on our reported earnings per share.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”  The FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,”

and Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” to require disclosures about  the fair value of financial instruments during interim reporting periods.  The FSP is effective for interim and annual periods ending after June 15, 2009.  We have included the required disclosures into this Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.  The adoption of the FSP did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140” (“SFAS 166”).  SFAS 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets.  SFAS No. 166 is applicable for annual periods beginning after November 15, 2009 and interim periods therein and thereafter.  We are currently assessing the impact, if any, on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”).  SFAS 167 eliminates Interpretation 46(R)’s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary of a variable interest entity, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity.  SFAS No. 167 is effective for fiscal years beginning after November 15, 2009.  Earlier application is prohibited.  The first such reporting period for us will be the fiscal year beginning April 1, 2010.  We are currently assessing the impact, if any, on our consolidated financial statements.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (“Codification”) as the single source of authoritative nongovernmental U.S. GAAP launched on July 1, 2009.  The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative.  The Codification is effective for interim and annual periods ending after September 15, 2009.  The Codification is effective for us during the interim period ending September 30, 2009 and will not have an impact on our financial condition or results of operations.  We are currently evaluating the impact to our financial reporting process of providing Codification references in our public filings.

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

Forward-looking statements are not historical facts or guarantees of future performance but instead represent only our beliefs at the time the statements were made regarding future events, which are subject to significant risks, uncertainties, and other factors, many of which are outside of our control and certain of which are listed above.  Any or all of the forward-looking statements included in this Report and in any other reports or public statements made by us may turn out to be materially inaccurate.  This can occur as a result of incorrect assumptions or as a consequence of known or unknown risks and uncertainties.  Many of the risks and uncertainties mentioned in this Report or another  report or public statement made by us, including the risk factor section of our 2009 Form 10-K, will be important in determining whether these forward-looking statements prove to be accurate.  Consequently, neither our stockholders nor any other person should place undue reliance on our forward-looking statements and should recognize that actual results may differ materially from those anticipated by us.

All forward-looking statements made in this Report are made as of the date hereof, and the risk that actual results will differ materially from expectations expressed in this Report will increase with the passage of time.  We undertake no obligation, and disclaim any duty, to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changes in our expectations or otherwise.  However, we may make further disclosures regarding future events, trends and uncertainties in our subsequent reports on Forms 10-K, 10-Q and 8-K to the extent required under the Exchange Act of 1934.  The above cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business includes factors we believe could cause our actual results to differ materially from expected and historical results.  Other factors beyond those listed above, including factors unknown to us and factors known to us that we have not determined to be material, could also adversely affect us.  This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995 and all of our forward-looking statements are expressly qualified in their entirety by the cautionary statements contained or referenced in this section.

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

There have been no material changes in our market risk since March 31, 2009.  For further information regarding our market risk, refer to our 2009 Form 10-K and Note (I), “Derivatives and Hedging,” of the Notes to Consolidated Financial Statements.

Item 4.     Controls and Procedures

An evaluation has been performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009.  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2009.  There has been no change in our internal controls over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

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

For additional information about litigation filed in connection with our pending merger with Pulte, see Note (G), “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements.

Item 1A.  Risk Factors

           Our business and operations are subject to various risks and uncertainties, which are described in our various reports, including those set forth in Item 1A of Part I of our 2009 Form 10-K.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

From time to time, we repurchase shares of our common stock pursuant to publicly announced share repurchase programs.  The following table details our common stock repurchases for the three months ended June 30, 2009:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans

Period
April 1-30	–	$–	–	9,399,700
May 1-31	–	$–	–	9,399,700
June 1-30	533	$8.46	–	9,399,700
Total (1)	533	$8.46	–

(1)
The 533 shares repurchased for the three months ended June 30, 2009 represent the delivery to the Company by employees or directors of previously issued shares to satisfy the exercise price of options and/or withholding taxes that arise on the exercise of options or the vesting of restricted stock.  These transactions are authorized under the terms of the equity plans under which the options or other equity were awarded; however, these transactions are not considered repurchases pursuant to the Company’s share repurchase program.

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

2.1
Agreement and Plan of Merger dated as of April 7, 2009, by and among Pulte Homes, Inc., Centex Corporation (“Centex”) and Pi Nevada Building Company.  In accordance with the instructions to Item 601(b)(2) of Regulation S-K, the exhibits and schedules to the foregoing Agreement and Plan of Merger are not filed herewith.  The Agreement identifies such exhibits and schedules, including the general nature of their content.  Centex undertakes to provide such exhibits and schedules to the Securities and Exchange Commission upon request (incorporated by reference from Exhibit 2.1 to Centex’s Current Report on Form 8-K dated April 10, 2009).

3.1	Amended and Restated Articles of Incorporation of Centex Corporation (incorporated by reference from Exhibit 3.1 to Centex's Current Report on Form 8-K dated July 15, 2008).

3.1a
Certificate of Withdrawal of Certificate of Designation of Junior Participating Preferred Stock, Series D, filed with the Secretary of State of Nevada on February 24, 2009 (incorporated by reference from Exhibit 3.1a to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009).

3.1b
Certificate of Designation of Junior Participating Preferred Stock, Series D, filed with the Secretary of State of Nevada on February 25, 2009 (incorporated by reference from Exhibit 3.1a to Centex’s Registration Statement on Form 8-A dated February 25, 2009).

3.2	Amended and Restated By-Laws of Centex dated October 8, 2008 (incorporated by reference from Exhibit 3.1 to Centex's Current Report on Form 8-K dated October 14, 2008).

4.1	Specimen Centex common stock certificate (incorporated by reference from Exhibit 4.1 to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009).

4.2
Rights Agreement, dated as of February 24, 2009, between Centex and Mellon Investor Services LLC, which includes the Form of Rights Certificate as Exhibit B (incorporated by reference from Exhibit 4.1 to Centex’s Current Report on Form 8-K dated February 24, 2009).

4.3
Any instrument with respect to long-term debt, where the securities authorized thereunder do not exceed 10% of the total assets of Centex and its subsidiaries, has not been filed; these instruments relate to (a) long-term senior and subordinated debt of Centex issued pursuant to supplements to the indentures filed as Exhibits 4.3, 4.4 and 4.5 to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009, which supplements have also been filed with the SEC as exhibits to various Centex registration statements or to reports incorporated by reference in such registration statements, (b) long-term debt issued pursuant to indentures or other agreements in connection with certain asset securitizations involving certain subsidiaries of Centex in private transactions and (c) other long-term debt of Centex; Centex agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

10.1
Centex Corporation 2003 Annual Incentive Compensation Plan* (as amended through May 7, 2008, including amendments approved by stockholders on July 10, 2008) (incorporated by reference from Exhibit 10.1 to Centex’s Current Report on Form 8-K dated July 15, 2008).

10.1a	Form of award agreement for incentive compensation* (fiscal 2010) (incorporated by reference from Exhibit 10.2 to Centex’s Current Report on Form 8-K dated May 15, 2009).

10.2
Centex Corporation 2003 Equity Incentive Plan* (as amended through February 11, 2009) (“2003 Equity Incentive Plan”) (incorporated by reference from Exhibit 10.1 to Centex's Current Report on Form 8-K dated February 13, 2009).

10.2a	Form of stock unit agreement* for 2003 Equity Incentive Plan (May 2009 award) (incorporated by reference from Exhibit 10.5 to Centex’s Current Report on Form 8-K dated May 15, 2009).

10.2b	Form of restricted stock award agreement* for 2003 Equity Incentive Plan (May 2009 award) (incorporated by reference from Exhibit 10.4 to Centex’s Current Report on Form 8-K dated May 15, 2009).

10.3	Centex Corporation Executive Severance Policy* (incorporated by reference from Exhibit 10.1 to Centex’s Current Report on Form 8-K dated October 14, 2008).

10.3a	Centex Corporation Plan Regarding Severance After a Change in Control dated April 7, 2009* (incorporated by reference from Exhibit 10.1 to Centex’s Current Report on Form 8-K dated April 8, 2009).

10.4
Executive Separation Agreement* between David L. Barclay and Centex Service Company, LLC effective as of March 31, 2009 (incorporated by reference from Exhibit 99.1 to Centex’s Current Report on Form 8-K dated April 2, 2009).

10.4a
Consulting Agreement* between Barclay Consulting Group, Ltd. and Centex Service Company, LLC dated as of April 1, 2009 (incorporated by reference from Exhibit 99.2 to Centex’s Current Report on Form 8-K dated April 2, 2009).

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

CENTEX CORPORATION
Registrant
August 4, 2009	/s/ Catherine R. Smith
Catherine R. Smith Executive Vice President and Chief Financial Officer (principal financial officer)

August 4, 2009	/s/ Mark D. Kemp
Mark D. Kemp Senior Vice President and Controller (principal accounting officer)

INDEX TO EXHIBITS

2.1
Agreement and Plan of Merger dated as of April 7, 2009, by and among Pulte Homes, Inc., Centex Corporation (“Centex”) and Pi Nevada Building Company.  In accordance with the instructions to Item 601(b)(2) of Regulation S-K, the exhibits and schedules to the foregoing Agreement and Plan of Merger are not filed herewith.  The Agreement identifies such exhibits and schedules, including the general nature of their content.  Centex undertakes to provide such exhibits and schedules to the Securities and Exchange Commission upon request (incorporated by reference from Exhibit 2.1 to Centex’s Current Report on Form 8-K dated April 10, 2009).

3.1	Amended and Restated Articles of Incorporation of Centex Corporation (incorporated by reference from Exhibit 3.1 to Centex's Current Report on Form 8-K dated July 15, 2008).

3.1a
Certificate of Withdrawal of Certificate of Designation of Junior Participating Preferred Stock, Series D, filed with the Secretary of State of Nevada on February 24, 2009 (incorporated by reference from Exhibit 3.1a to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009).

3.1b
Certificate of Designation of Junior Participating Preferred Stock, Series D, filed with the Secretary of State of Nevada on February 25, 2009 (incorporated by reference from Exhibit 3.1a to Centex’s Registration Statement on Form 8-A dated February 25, 2009).

3.2	Amended and Restated By-Laws of Centex dated October 8, 2008 (incorporated by reference from Exhibit 3.1 to Centex's Current Report on Form 8-K dated October 14, 2008).

4.1	Specimen Centex common stock certificate (incorporated by reference from Exhibit 4.1 to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009).

4.2
Rights Agreement, dated as of February 24, 2009, between Centex and Mellon Investor Services LLC, which includes the Form of Rights Certificate as Exhibit B (incorporated by reference from Exhibit 4.1 to Centex’s Current Report on Form 8-K dated February 24, 2009).

4.3
Any instrument with respect to long-term debt, where the securities authorized thereunder do not exceed 10% of the total assets of Centex and its subsidiaries, has not been filed; these instruments relate to (a) long-term senior and subordinated debt of Centex issued pursuant to supplements to the indentures filed as Exhibits 4.3, 4.4 and 4.5 to Centex’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009, which supplements have also been filed with the SEC as exhibits to various Centex registration statements or to reports incorporated by reference in such registration statements, (b) long-term debt issued pursuant to indentures or other agreements in connection with certain asset securitizations involving certain subsidiaries of Centex in private transactions and (c) other long-term debt of Centex; Centex agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

10.1
Centex Corporation 2003 Annual Incentive Compensation Plan* (as amended through May 7, 2008, including amendments approved by stockholders on July 10, 2008) (incorporated by reference from Exhibit 10.1 to Centex’s Current Report on Form 8-K dated July 15, 2008).

10.1a	Form of award agreement for incentive compensation* (fiscal 2010) (incorporated by reference from Exhibit 10.2 to Centex’s Current Report on Form 8-K dated May 15, 2009).

10.2
Centex Corporation 2003 Equity Incentive Plan* (as amended through February 11, 2009) (“2003 Equity Incentive Plan”) (incorporated by reference from Exhibit 10.1 to Centex's Current Report on Form 8-K dated February 13, 2009).

10.2a	Form of stock unit agreement* for 2003 Equity Incentive Plan (May 2009 award) (incorporated by reference from Exhibit 10.5 to Centex’s Current Report on Form 8-K dated May 15, 2009).

10.2b	Form of restricted stock award agreement* for 2003 Equity Incentive Plan (May 2009 award) (incorporated by reference from Exhibit 10.4 to Centex’s Current Report on Form 8-K dated May 15, 2009).

10.3	Centex Corporation Executive Severance Policy* (incorporated by reference from Exhibit 10.1 to Centex’s Current Report on Form 8-K dated October 14, 2008).

10.3a	Centex Corporation Plan Regarding Severance After a Change in Control dated April 7, 2009* (incorporated by reference from Exhibit 10.1 to Centex’s Current Report on Form 8-K dated April 8, 2009).

10.4
Executive Separation Agreement* between David L. Barclay and Centex Service Company, LLC effective as of March 31, 2009 (incorporated by reference from Exhibit 99.1 to Centex’s Current Report on Form 8-K dated April 2, 2009).

10.4a
Consulting Agreement* between Barclay Consulting Group, Ltd. and Centex Service Company, LLC dated as of April 1, 2009 (incorporated by reference from Exhibit 99.2 to Centex’s Current Report on Form 8-K dated April 2, 2009).

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